Form 10-Q
period 2011-03-31
Internal Fixation Systems, Inc.
filed 2011-05-23
CIK 1501732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

 ☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission file number:  000-54363

INTERNAL FIXATION SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
Florida	20-4580923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5901 SW 74th Street, Suite 408 South Miami, FL 33143
(Address of principal executive offices) (zip code)

(305) 342-9552
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☒

As of May 20, 2011, there were 3,293,700 shares of the Company's  Common Stock, par value $0.05 per share, issued and outstanding.

INTERNAL FIXATION SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
CURRENT ASSETS	(Unaudited)	(Audited)

Cash and cash equivalents	$6,618	$12,691
Accounts receivable, net	62,807	62,831
Inventory	405,495	470,476
Deferred offering costs	211,460	145,330
Prepaid expenses and other current assets	10,534	4,825
Total current assets	696,914	696,153

PROPERTY AND EQUIPMENT, net	357,808	340,463

OTHER ASSETS
Inventory, non-current	423,785	296,718
Other assets	20,741	16,991

TOTAL ASSETS	$1,499,248	$1,350,325

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$579,544	$393,997
Capital lease obligations, current portion	47,032	46,257
Loans and notes payable - related parties	173,582	150,001
Loans and notes payable - bridge loan financing	100,000	100,000
Loans and notes payable - other, current portion	49,690	36,152
Total current liabilities	949,848	726,407

OTHER LIABILITIES
Capital lease obligations, net of current portion	124,531	136,583
Notes payable – convertible debentures	1,082,200	761,500
Loans and notes payable - other, net of current portion	83,778	93,155

TOTAL LIABILITIES	2,240,357	1,717,645

COMMITMENTS AND CONTINGENCIES	--	--
STOCKHOLDERS' DEFICIT
Common stock, $0.05 par value; 10,000,000 shares
authorized, 2,793,700 issued and outstanding	139,685	139,685
Additional paid-in capital	275,436	250,213
Accumulated deficit	(1,156,230)	(757,218)

TOTAL STOCKHOLDERS' DEFICIT	(741,109)	(367,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,499,248	$1,350,325

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

	2011	2010

Net sales	$66,407	$37,434

Cost of sales	16,718	16,326

Gross profit	49,689	21,108

Selling, general and administrative expenses
Officer compensation	187,448	-
Non-officer compensation and related expenses	66,212	-
Professional fees	53,030	9,650
Other expenses	31,178	5,927
Sales commission	18,514	14,330
Research and development	10,179	-
Occupancy	10,046	-
Depreciation	6,816	941
Travel, meals and entertainment	6,025	1,814
Bad debts	32	905
Total selling, general and administrative expenses	389,480	33,567

Operating loss	(339,791)	(12,459)

Other expense
Interest expense	59,221	15,528

Loss before taxes	(399,012)	(27,987)

Benefit for income taxes	-	8,694

Net loss	$(399,012)	$(19,293)

Basic and diluted loss per share	$(0.14)	$(0.01)

Weighted average shares outstanding
Basic and diluted	2,793,700	2,000,000

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(399,012)	$(19,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortized interest on bridge loan financing	-	2,643
Amortized interest on loans and notes payable - related parties	37,500	-
Stock-based compensation	25,223	-
Bad debt expense	32	905
Deferred income taxes	-	(8,694)
Depreciation expense	23,653	17,375
Changes in operating assets and liabilities:
Accounts receivable	(8)	807
Inventory	(62,086)	(66,830)
Deferred offering costs	(66,130)	(2,858)
Prepaid expenses and other current assets	(5,709)	1,455
Other assets	(3,750)	-
Accounts payable and accrued expenses	188,499	(8,354)

NET CASH USED IN OPERATING ACTIVITIES	(261,788)	(82,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(40,998)	(700)

NET CASH USED IN INVESTING ACTIVITIES	(40,998)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - convertible debentures	320,700	-
Proceeds from notes payable - other	13,000	-
Proceeds from notes payable - bridge loan financing	-	194,000
Net proceeds from (payment of) loans and notes
payable - related parties	(16,871)	20,000
Payment of capital lease obligations	(11,277)	(10,568)
Payment of notes payable - related parties	-	(1,670)
Payment of notes payable – other	(8,839)	(8,290)

NET CASH PROVIDED BY FINANCING ACTIVITIES	296,713	193,472

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,073)	109,928

CASH AND CASH EQUIVALENTS – Beginning of period	12,691	4,750

CASH AND CASH EQUIVALENTS – End of period	$6,618	$114,678

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$7,331	$6,270

Non-cash financing activities
Shares issued in connection with bridge loan financing	$-	$14,100
Stock warrants issued in connection with bridge loan financing	$-	$5,000

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  MANAGEMENT REPRESENTATION

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 13, 2011 (the “Registration Statement”).

NOTE 2.   BASIS OF PRESENTATION

Description of Business

Internal Fixation Systems, Inc. ("the Company") was organized and incorporated under the laws of the State of Florida in 2006 and its operations commenced in  2007. The Company's headquarters are located in South Miami, Florida, where the Company conducts the majority of its management operations. The Company also maintains a manufacturing facility in Medley, Florida. The Company manufactures, markets and sells generically priced FDA approved orthopedic and podiatric surgical implants intended for small bone fixation extremity surgery.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“FASB ASC”) Subtopic 105-10, Generally Accepted Accounting Principles ("FASB  ASC 105-10").  This Standard establishes an integrated source of existing authoritative accounting principles to be applied by all non-governmental entities and is effective for interim and annual periods ending after September 15, 2009.  The adoption of FASB ASC 105-10 by the Company did not have a material impact on the financial statements and only resulted in modifications in accounting reference in the footnotes and disclosures.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest.

Net Income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants, options and convertible debt totaling 2,126,100 and 2,793,700 shares as of March 31, 2011 and 2010, respectively.

Inventory

The Company’s inventory consists primarily of raw materials, manufactured and purchased finished goods available for sale. Inventory is valued at the lower of cost or market determined by the weighted average method.  Inventory that the Company estimates will not be sold within the next business cycle  is considered non-current inventory.

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred with improvements and betterments capitalized. Upon disposition, original asset cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized. Depreciation expense is computed using the straight-line method over related assets estimated useful lives for financial statement purposes. All of the assets in service have a 5 year estimated useful life. Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $23,653 and $17,376, respectively.  Of these amounts, $16,837 and $16,435, respectively, were capitalized within inventory, and $6,816 and $941, respectively, were included within selling, general and administrative expenses.

Intangible Asset

The Company capitalizes costs associated with legal fees paid in connection with obtaining approval of the Food and Drug Administration (FDA) for the sale of the medical devices.  Total fees of $7,991 were paid through March 31, 2011, and as cash flows are expected to continue indefinitely, in accordance with FASB ASC 350, the license is determined to have an indefinite useful life.

Capital Lease Obligations

Certain long-term lease transactions relating to the financing of equipment are accounted for as capital leases. Capital lease obligations reflect the present value of future rental payments, less an interest amount implicit in the lease. A corresponding amount is capitalized as property and equipment, and depreciated over the individual asset’s estimated useful life.

Deferred Offering Costs

Expenses incurred relating to the filing of the Registration Statement have been capitalized.  Expenses capitalized in this regard during the three months ended March 31, 2011 were $66,130.

Income Tax Matters

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating losses and temporary differences in depreciation calculated for book and tax purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when assets or liabilities are recovered or settled.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the income tax payable (receivable) for the year and the change during the year in deferred tax assets and liabilities.

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”).  FASB Statement No. 109 has been codified in FASB ASC Topic 740-10.  FASB ASC Topic 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC Topic 740-10.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  FASB ASC Topic 740-10 did not result in any adjustment to the Company’s provision for income taxes.

Stock-Based Compensation

The Company applies FASB ASC 718, “Compensation – Stock Compensation”, to stock-based compensation awards.  FASB ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees“ using a fair value approach.  The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. FASB ASC 505-50 replaces EITF No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock.  Warrants have been accounted for as equity in accordance with FASB ASC 480, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity”. FASB ASC 480 replaces EITF Issue No. 00-19.

NOTE 3.   GOING CONCERN

The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern.  As shown in the accompanying financial statements, the Company incurred substantial net losses for the quarter  ended March 31, 2011 of $399,012.  Cumulative losses since inception are $1,156,230.  The Company has a working capital deficit at March 31, 2011 of $252,934.  There is no guarantee whether the Company will be able to generate sufficient  revenue and/or raise sufficient capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management seeks to raise additional funds through the sale of its securities.  Without additional funding, there can be no assurances that the Company will be able to continue its operations. . The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional capital, further implement its business plan and generate sufficient revenues.

NOTE 4.   INVENTORY

The Company’s inventory consists primarily of finished cannulated screws, purchased guide wires and tools for use in surgical operations and also includes a nominal amount of raw materials, totaling $829,280 and $767,194 as of March 31, 2011 and December 31, 2010, respectively.  A portion of the Company’s inventory is maintained at selected customer surgery centers as well as with travelling sales representatives.  At March 31, 2011 and December 31, 2010, $423,785 and $296,718, respectively, of inventory is classified as non-current, because it is not expected to be sold in the next business cycle.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has entered into non-cancelable sub-lease agreements with a former shareholder for its commercial operating facility located in Medley, Florida, and for certain manufacturing equipment used at the facility.   The facility sub-lease term continues through October 2012 at the rate of $3,177 monthly, plus a proportionate share of expenses.  The equipment lease began during 2007 and continues through March 2012 at the rate of $5,661 monthly.  Subject to the Company’s compliance with the equipment lease, upon the termination of the equipment lease, the Company will own the equipment.  Both the facility lease and the equipment lease require the Company to provide insurance and pay allocable property taxes .

Sub-lease expenditures under these agreements amounted to $26,653 and $25,980 for the three months ended March 31, 2011 and 2010, respectively.

The following is a schedule of future minimum lease payments required under these sub-lease agreements as of March 31, 2011:

2011 (nine months)	$79,736
2012	49,723
$129,459

Capital lease obligations

The Company leases manufacturing equipment under capital leases with terms extending through 2014. The cost of such equipment, which was placed in service during 2010, was $287,596. Depreciation expense of $14,380 was charged for this equipment in the accompanying statement of operations for the period ended March 31, 2011. Assets acquired under these capital leases are presented within property and equipment in the accompanying balance sheets.

Future minimum payments required under capital leases are as follows:

2011 (nine months)	$42,944
2012	57,258
2013	57,258
2014	35,316
192,776
Less amounts representing interest	(21,213)
Present value of minimum lease payments	171,563
Less: current portion	(47,032)
Capital lease obligations, net of current portion	$124,531

NOTE  6.  LOANS AND NOTES PAYABLE – RELATED PARTIES

At March 31, 2011, Stephen J. Dresnick, MD, the Company’s President and CEO, held two promissory notes issued by the Company to him in consideration for amounts advanced to the Company by Dr. Dresnick.   One of the notes is a $100,000 principal amount unsecured, convertible promissory note which accrues interest at 9% per annum (the “Convertible Note”) and is payable interest only through April 30, 2011 (extended after the quarter ended March 31, 2011 to September 1, 2011), whereupon, unless converted in full earlier, all accrued but unpaid interest together with principal amount owed under the Convertible Note is due to be repaid by the Company.  The Convertible Note is mandatorily convertible into 500,000 shares of the Company’s Common Stock upon the effectiveness of the Registration Statement.   The value of this beneficial conversion feature was determined using the expected rate of return model discussed in Note 8, and recorded as a discount against the loan.

Additionally, Dr. Dresnick holds a separate unsecured note in the principal amount of $125,000, which accrues interest at 9% per annum.  Interest is not payable until maturity. The maturity date of this note is April 30, 2011 (extended after the quarter ended March 31, 2011 to September 1, 2011), whereupon all accrued interest and principal is due to be repaid by the Company.  In connection with the issuance of this note, the Company issued to Dr. Dresnick warrants to purchase 125,000 shares of the Company’s Common Stock, at any time and from time to time through October 31, 2012, at $.25 per share.  Such warrants were valued at $0 based on an expected rate of return model discussed below in Note 8.

The amounts owed by the Company under both of the notes held by Dr. Dresnick are recorded as current liabilities in the accompanying balance sheets. Amounts owed by the Company under both notes held by Dr. Dresnick , net of discounts and accrued interest, were $173,582 and $150,001 at March 31, 2011 and December 31, 2010, respectively.

During the quarter ended March 31, 2011, a current shareholder who is providing professional services to the Company,  loaned $13,000 to the Company.

NOTE  7.  LOANS AND NOTES PAYABLE - OTHER

At March 31, 2011, the Company owes $185,000 to an unaffiliated third party, which is payable in installments of $3,577 monthly, including annual interest at 6%, and matures in May, 2014. The principal balance outstanding on this obligation is $120,468 and $129,306 as of March 31, 2011 and December 31, 2010, respectively.  Future minimum payments of this obligation are as follows: 2011 - $27,313 (nine months), 2012 - $38,353, 2013 - $40,689 and 2014 - $14,113.

NOTE  8.   BRIDGE LOAN FINANCING

In March 2010, the Company borrowed $100,000 from an unaffiliated third party non-institutional lender and issued an unsecured promissory note in exchange for the loan proceeds.  The promissory note was scheduled to mature in December 2010.  Prior to maturity, the maturity date of the note was extended to June 15, 2011. The Company’s repayment obligations under this note are to pay interest (which accrues at 9% per annum) only quarterly and to pay all accrued but unpaid interest together with principal amounts owing on June 15, 2011.  In connection with the loan, the Company issued to the lender, warrants to purchase from time to time and at any time through March 31, 2013, 100,000 shares of the Company’s Common Stock at $.10 per share.   The value of these warrants was determined using an expected rate of return model and recorded as a discount against the loan amortizable through the original maturity date. In connection with the warrants issued with this financing, it was determined that a fair value of each warrant was $.05, requiring the Company to record a discount on the loans of $5,000, with such value recorded as an equity issuance. Interest recognized on the amortization of the discount amounted to $0 and $278 for the three months ended March 31, 2011 and 2010, respectively.

From January 2010 through July 2010, the Company borrowed an aggregate of $644,500 from several unaffiliated third party non-institutional lenders and issued unsecured promissory notes in exchange for the loan proceeds.   In connection with the loans, the Company issued to the lenders, one share of the Company’s Common Stock for each one dollar of principal amount loaned . It was determined that the  fair value of each share was $.15 using an expected rate of return model, requiring the Company to record a discount on the loans of $14,100, with such value was recorded as an equity issuance.  During the three months ended March 31, 2010 amortization of the discount amounted to $2,365 and is reported in the accompanying statement of operations.  As of December 31, 2010, the notes were either paid off in full or were refinanced as a part of the Convertible Debenture Financing (see Note 9).

The expected rate of return model was used in establishing a price per share of $0.15. This price was established by comparing the stated rate of return on the associated loan terms to an expected rate of return on similar debt instruments. Stated rates of return on Company debt associated with this model ranged from 9% to 12% and expected rates of return were determined to be between 25% and 30% for the three months ended March 31, 2010.

NOTE 9.   CONVERTIBLE DEBENTURE FINANCING

During the quarter ended March 31, 2011, the Company sold to several unaffiliated third party non-institutional investors, $320,700 principal amount of the Company’s 5% convertible debentures due December 1, 2014 (the "Convertible Debentures").  As of March 31, 2011 the Company had $1,082,200 principal amount of the Convertible Debentures outstanding.    Under the Convertible Debentures , the Company is obligated to pay interest semi-annually commencing June 2011.  The Convertible Debentures have a conversion price for each share of Common Stock equal to  85% of the  volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion.  In the event a holder of a Convertible Debenture converts principal amount of a Convertible Debenture  into shares of Common Stock of the Company prior to the Company’s shares of Common Stock becoming publicly quoted for trading,  the conversion price is $2.00 per share.  The fair market value of these features is not readily available and the Company has recorded no value associated with the Convertible Debenture terms.

NOTE 10.  RELATED PARTY TRANSACTIONS

For both the three months ended March 31, 2010 and 2011, 41% and 9 % of the Company’s sales were made to a surgical center located in South Florida.  A shareholder of the Company is currently an equity holder in the entity that owns this surgical center and Dr. Dresnick, the Company’s President and CEO was formerly an equity holder of such entity.

For the three months ended March 31, 2011 the Company has accrued but has not paid salaries and benefits to the Company’s officers in the amount of $323,759 as compared to $0 for the three months ended March 31, 2010.

NOTE  11.  WARRANTS AND OPTIONS

Warrants

There were no warrants issued, exercised or expired during the three months ended March 31, 2011.

The balance of outstanding and exercisable common stock purchase warrants as of March 31, 2011 is as follows:

Number of	Weighted	Weighted Average
Warrants	Average	Remaining
Outstanding	Exercise Price	Contractual Life
225,000	$ 0.1833	1.71 years

Options

There were no options issued, exercised or expired during the three months ended March 31, 2011.

The balance of outstanding and exercisable common stock options as of March 31, 2011 is as follows:

Number of	Weighted	Remaining
Options	Average	Contractual Life
Outstanding	Exercise Price	(Years)
835,000	$ 0.2096	2.45 years

The following table shows the number of options that vest in each of the subsequent years and the deferred compensation to be recognized in the corresponding years.

	Number of options vested	Deferred compensation to be recognized
2011	225,000	$75,670
2012	206,250	$86,715
2013	112,500	$48,160

During the three months ended March 31, 2011, the Company recognized approximately $25,000 in compensation expense from vested options resulting in a corresponding increase in additional paid-in capital.

NOTE 12.  CONCENTRATION OF CREDIT RISK

During the three months ended March 31, 2011 and 2010, the Company had revenues from two significant customers, each of which exceeded 10% of the Company’s total revenues. These revenues amounted to $23,000 and $25,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company extends credit to its customers in the normal course of business and generally requires no collateral on such credit sales.

NOTE 13.  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

During April 2011, the maturity dates of both notes held by Dr. Dresnick, the Company’s President and CEO, were extended from April 30, 2011 to September 1, 2011.

During April 2011, the Company issued to a  shareholder who has been and is currently providing professional services to the Company,  a  5% secured promissory note in the principal amount of  $50,490 in exchange for this shareholder releasing the Company from (i) the Company's repayment obligations related to a  $13,000 advance the shareholder  made to the Company during the quarter ended March 31 2011;  and (ii) $37,490 of accounts receivable owed by the Company to this shareholder for professional services provided.  This  secured promissory note is payable $4,284 monthly, including annual interest at 5%, matures in  May 2012 and the Company's  repayment obligations thereunder are secured by the Company's accounts receivable and screw inventory.

During April and May of 2011 the Company sold to several unaffiliated non-institutional investors $105,000 principal amount of the Company’s Convertible Debentures.   See Note. 9

Upon the effectiveness of the Registration Statement on May 13, 2011, the Convertible Promissory Note held by Dr. Dresnick, was converted into 500,000 shares of the Company’s Common Stock and the Company’s repayment obligations under the Convertible Promissory Note were released.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.

OVERVIEW

Internal Fixation Systems (IFS) (the “Company”) is a manufacturer and marketer of generically priced orthopedic and podiatric implants.  Customers include ambulatory surgery centers, hospitals and orthopedic surgeons.  IFS’s strategy is to focus on commonly used implants that no longer have patent protection.  The Company enhances the implants and sells them at prices below the market leaders.  IFS’s mission is to drive down the cost of healthcare by offering a comprehensive line of quality products at lower prices.

The Company has FDA 510 (k) approval for 10 products and has 15 additional product applications pending approval.   Approved products include mini to large cannulated screw systems used for bone fixation.  Products pending approval include plate and screw systems for use in the ankle, wrist, elbow clavicle and shoulder and a trochanteric hip nail system.   The Company plans to enter the spinal implant market by the fourth quarter of 2011 and plans to submit 510(k) applications for cervical and lumbar spinal products during the second quarter of 2011.  Upon approval of these 510(k) applications, of which there can be no assurance, the Company will be able to offer products that cover the majority of fractures treated by orthopedic surgeons.
Revenues to date have been derived from sales of 2.0, 2.4, 3.0, 3.5, and 4.0 cannulated screws used for small bone fixation primarily in the hand and foot.  In addition to the cannulated screws, the Company also sells K-wires and drill bits used to implant the screws.

IFS’s products are manufactured in the United States using only US medical grade alloys.  A portion of the products are manufactured by IFS in its Medley, Florida facility and the remainder of the manufacturing is outsourced.

IFS’s customers include ambulatory surgery centers, hospitals and orthopedic surgeons. In addition to selling to individual facilities and doctors, the Company plans to sell to national operators of ambulatory surgery centers as well as national Group Purchasing Organizations (GPOs).

Since inception, the Company has financed its operations from the sale of securities and from advances from investors and related parties. If the Company’s sales over the next several months do not meet its expectations, the Company’s resources will not be sufficient to meet its cash flow requirements. Likewise, if the Company’s expenses exceed its expectations and its sales do not exceed its expectations, the Company will need additional funds to implement its business plan. The Company will not be able to fully establish its business if the Company does not have adequate working capital and if the Company does not have adequate working capital the Company will  need to raise additional funds, whether through a stock offering or otherwise.

The Company will need to raise additional capital in order to establish a sales network for the manufacture and distribution of its products and to market such products. In addition, the Company will need to hire personnel to run its day to day operations. The Company plans to obtain the necessary funds through a combination of revenue derived from sales of its products and if needed, an offering of its securities. If the Company is unable to obtain this additional working capital, or if the Company encounters unexpected expenses, the Company may not have sufficient working capital to implement its business plan and may need to discontinue its operations.

IFS has incurred significant losses due to, among other things, negative cash flows and has an accumulated deficit of $1,156,230 of March 31, 2011 and the Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgment and estimates.  Actual results could differ from those estimates.  We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates, including the following: inventory valuation and classification, recognition of revenue, impairment of long-lived assets, the determination of the valuation allowance of our deferred income taxes and stock-based compensation.

RESULTS OF OPERATIONS

First Quarter2011 compared to First Quarter 2010

Revenue - During the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, the Company’s net sales increased $28,973 to $66,407 from $37,434. The increase in revenue was due to the launch of the Company’s redesigned cannulated screw systems in late 2010.  The Company also gained several new customers in the quarter ended March 31, 2011 as compared with the quarter ended March 31, 2010.

Cost of Sales - For the quarter ended March 31, 2011, cost of sales increased approximately 2% to $16,718 as compared to $16,326 for the quarter ended March 31, 2010. Costs of goods purchased and held for resale during the quarter ended March 31, 2011 and 2010 were $5,432 and $1,638, respectively, and costs of screws sold, as calculated using the weighted average method, were $11,286 and $14,688, respectively. The weighted average cost per screw sold, which was $40.81 for the quarter ended March 31, 2010, declined to an average of $19.80 per screw sold for the quarter ended March 31, 2011 (a decrease of $21.01 per screw). This reduction in the weighted average cost per screw is attributable to an increase in the number of screws that were produced during the quarter ended March 31, 2011, a favorable variable cost factor involved in the production process, and an improved production process as compared with the quarter ended March 31, 2010. The Company routinely monitors its cost of goods calculations. The Company also continues to explore outsourcing its manufacturing.

Gross Profit –  Cost of sales as a percentage of net sales was approximately 25% for the quarter ended March 31, 2011 as compared to approximately 44% for the quarter ended March 31, 2010. Gross profit increased approximately 135% to $49,689 for the quarter ended March 31, 2011 as compared to $21,108 for the quarter ended March 31, 2010.

Selling, General and Administrative Expenses - For the quarter ended March 31, 2011 selling, general and administrative expenses increased 1060% to $389,480 as compared to $33,567 for the quarter ended March 31, 2010. For the quarter ended March 31, 2011 officer compensation increased to $187,448 as compared to $0 for the quarter ended March 31, 2010 due to employment agreement obligations that commenced in October 2010.   For the quarter ended March 31, 2011 non-officer compensation and related expenses increased to $66,212 as compared to $0 for the quarter ended March 31, 2010.  The Company had no compensation obligations prior to October 2010. For the quarter ended March 31, 2011 professional fees increased $43,380 to $53,030 as compared to $9,650 for the quarter ended March 31, 2010.  For the quarter ended March 31, 2011 other expenses increased $25,251 to $31,178 as compared to $5,927 for the quarter ended March 31, 2010.  Non-officer compensation and related expenses are anticipated to continue to increase.   Sales commissions increased due to the hiring of sales representatives on commissions only payment basis.  As the Company grows, of which there can be no assurance, commissions are expected to continue to grow.  The Company’s professional fees were primarily attributable to accounting and legal fees incurred in connection with the Registration Statement.  Other expenses will continue to grow as these expenses are necessary to sustain the operations of the Company.

Operating (loss) Income – The Company experienced an operating loss for the quarter ended March 31, 2011 of $339,791 as compared to $12,459 for the quarter ended March 31, 2010. The increase in operating loss was a direct result of the increase in operating expenses. Net loss for the quarter ended March 31, 2011 was further increased by an increase in interest expense to $59,221 for the quarter ended March 31, 2011 as compared to $15,528 interest expense for the quarter ended March 31, 2010.  The $43,693 increase in interest expense was the result of an increase in debt. Net loss for the quarter ended March 31, 2011 was $399,012 as compared to $19,293 for the quarter ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents as of March 31, 2011 was $6,618 as compared to $ 12,691 at December 31, 2010.   The Company's primary sources and uses of cash from operating activities for the quarters ended March 31, 2011 and March 31, 2010 were income from operations, adjusted for noncash items of income and expense such as depreciation expense, deferred income taxes, bad debt and interest on payable on loans and other adjustments which included:

•	An increase in inventory related to increased production
•	An increase in accounts payable related to increased purchases of raw materials in anticipation of increased production and sales and an increase in professional fees
•	An increase in accounts receivable.
•	An increase in officer and non-officer compensation

Net cash used in investing activities for the quarter ended March 31, 2011 was $40,998 compared to net cash used in investing activities for the quarter ended March 31, 2010 of $700, all of which was attributable to the purchase of equipment.

Net cash provided by financing activities for the quarter ended March 31, 2011 was $296,713 which included a net amount of $320,700 generated from the Company’s sale of convertible debentures and an additional $13,000 loan advanced to the Company from a shareholder  offset by $11,277 of  capital lease payments and  $25,710 of loan repayments ($16,871 of which was repaid to related parties).

Net cash provided by financing activities for the quarter ended March 31, 2010 was $193,472, which included a net amount of $194,000 generated from the Company’s sale of 9% promissory notes maturing on December 15, 2010 (all of which notes  were either  paid in full or exchanged for 5% Convertible Debentures due December 1, 2014), offset by $10,568 of capital lease payments and  $29,960 of loan repayments ($1,670 of which was repaid to related parties).

Inventory is comprised of two components:  screw inventory which the Company manufactures, and the cost of products purchased and held for resale without any improvements (e.g. K-wires, drill bits and instruments).  Both screw and goods purchased and held for resale resulted in the overall increase in inventory to $829,290 as of the quarter ended March 31, 2011 as compared to $418,879 as of the quarter ended March 31, 2010 and $767,193 as of the year ended December 31, 2010.  A portion of the total value of inventory is carried as non-current which resulted in current total inventory of $405,495 as of  the quarter ended March 31, 2011 as compared to $98,026 as of the quarter ended March 31, 2010 and $470,476 as of the year ended December 31, 2010.  Non-current inventory as of the quarters ended March 31, 2011 and 2010 were $423,785 and $320,853 respectively and $296,718 as of the year ended December 31, 2010.    As of the quarter ended March 31, 2011 screw inventory was $797,060 as compared to $398,001 as of the quarter ended March 31, 2010 and $690,018 as of the year ended December 31, 2010.  Inventory for goods purchased and held for resale as of the quarter ended March 31, 2010 was $32,220 as compared to $20,878 as of the quarter ended March 31, 2010 and $77,176 as of the year ended December 31, 2010.

The cost of inventory as of March 31, 2011 increased by almost 98% as compared to March 31, 2010 primarily because of the increase in the number of screws held in inventory. Each surgical set requires an inventory of approximately 700 screws. This inventory is necessary so that surgeons will have the screws they need when they are performing surgery. The Company anticipates that inventory will continue to grow. Overall screw inventory increased to 40,265 units as of the quarter ended March 31, 2011 as compared to 9,752 units as of the quarter ended March 31, 2010 (30,513 unit increase) and 29,210 units as of the year ended December 31, 2010. Overall screw production increased to 11,055 units for the quarter ended March 31, 2011 as compared to 1,057 units for the quarter ended March 31, 2010 (9,998 unit increase).

Current and Future Financing Needs

The Company has incurred negative cash flow from operations since its inception and as of March 31, 2011 has an accumulated deficit of $1,156,230.  The Company has expended, and expects to continue to expend, substantial amounts in connection with implementing its business strategy, including its advertising and marketing campaign, its research and development efforts and regulatory compliance and corporate governance. The actual amount of capital  the Company will require to operate is subject to many factors, some of which are beyond the Company’s control. If the Company’s anticipated sales for the next several months do not meet its expectations its expenses are higher than expected and/or the Company is unable to acquire additional financing,  the Company's  existing resources will not be sufficient to meet its cash flow requirements and the Company may be unable to continue its operations.  Whether the Company can continue its operations will depend on whether the Company is able to generate sufficient revenue from operations and/or raise additional funds; neither of which can be assured.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company  can earn on its cash equivalents. The Company's  risk associated with fluctuating interest rates is limited to its investments in interest rate sensitive financial instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.  The Company attempts to increase the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's  interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce the Company's  interest income while increases in interest rates over time will increase the Company's  interest income.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted by the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the Company develops new business or engages or hires a new chief financial officer or similar financial expert, the Company intends to review its disclosure controls and procedures.

Management is aware of the lack of an independent audit committee or audit committee financial expert.  Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

The was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit No.                      Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INTERNAL FIXATION SYSTEMS, INC.

/s/ Stephen J. Dresnick, MD	/s/ Laura Cattabriga
Name: Stephen J. Dresnick, MD	Name: Laura Cattabriga
Title: Chief Executive Officer	Title: Chief Financial Officer

Dated:  May 23, 2011