Form 10-Q
period 2011-06-30
Internal Fixation Systems, Inc.
filed 2011-08-12
CIK 1501732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
 Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒  No ☐

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
Yes ☐      No ☒

As of August 12, 2011, there were 3,834,642 shares of the Company's  Common Stock, par value $0.05 per share, issued and outstanding.

INTERNAL FIXATION SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	June 30,
ASSETS	2011	December 31,
CURRENT ASSETS	(Unaudited)	2010

Cash	$235,854	$12,691
Accounts receivable, net	57,865	62,831
Inventory	352,989	470,476
Deferred offering costs	-	145,330
Prepaid expenses and other	57,314	4,825
Total current assets	704,022	696,153

PROPERTY AND EQUIPMENT, net	335,052	340,463

OTHER ASSETS
Inventory, non-current	591,327	296,718
Licenses and security deposit	22,915	16,991

TOTAL ASSETS	$1,653,316	$1,350,325

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued salaries and related expenses	$478,806	$208,087
Accounts payable and accrued expenses	310,691	185,910
Capital lease obligations, current portion	47,821	46,257
Loans and notes payable - related parties	103,211	243,156
Loans and notes payable - bridge loan financing, net	85,697	100,000
Loans and notes payable - other, current portion	37,236	36,152
Total current liabilities	1,063,462	819,562

OTHER LIABILITIES
Capital lease obligations, less current portion	112,275	136,583
Convertible loans and notes payable	775,900	761,500
Loans and notes payable - other, less current portion	74,261	-

TOTAL LIABILITIES	2,025,898	1,717,645

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.05 par value; 10,000,000 shares
authorized, 3,813,459 and 2,793,700 issued and
outstanding, respectively	190,674	139,685
Additional paid in capital	1,316,031	250,213
Accumulated deficit	(1,879,287)	(757,218)

TOTAL STOCKHOLDERS' DEFICIT	(372,582)	(367,320)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,653,316	$1,350,325

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2011	2010	2011	2010

Sales, net	$60,994	$24,111	$127,401	$61,545

Cost of sales	15,819	10,519	32,537	26,845

Gross profit	45,175	13,592	94,864	34,700

Selling, general and administrative expenses
Officer compensation	332,430	-	519,878	-
Professional fees and other compensation	293,511	19,122	412,753	28,772
General and administrative expenses	50,524	20,388	108,775	28,161
Selling expenses	37,925	12,643	62,464	28,787
Total selling, general and administrative expenses	714,390	52,153	1,103,870	85,720

Operating loss	(669,215)	(38,561)	(1,009,006)	(51,020)

Other expense
Interest expense	53,842	51,106	113,063	66,634

Loss before taxes	(723,057)	(89,667)	(1,122,069)	(117,654)

(Provision) benefit for income taxes	-	(678)	-	8,016

Net loss	$(723,057)	$(90,345)	$(1,122,069)	$(109,638)

Basic and diluted loss per share	$(0.23)	$(0.04)	$(0.38)	$(0.05)

Weighted average shares outstanding
basic and diluted	3,133,068	2,438,168	2,966,193	2,244,444

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,122,069)	$(109,638)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discounted bridge loan financing	2,861	29,407
Amortization on loans and notes payable - related parties	62,538	-
Stock based compensation	324,370	-
Stock based payments - interest	3,599	-
Bad debt (benefit) expense	(362)	1,440
Deferred income taxes	-	(8,016)
Depreciation and amortization	47,379	34,752
Changes in operating assets and liabilities:
Accounts receivable	5,328	8,513
Inventory	(177,122)	(157,394)
Deferred offering costs	(91,442)	(29,464)
Prepaid expenses	(52,489)	491
Licenses and security deposit	(5,924)	-
Accounts payable and accrued expenses	432,990	8,623

NET CASH USED IN OPERATING ACTIVITIES	(570,343)	(221,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,968)	(31,709)

NET CASH USED IN INVESTING ACTIVITIES	(41,968)	(31,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - convertible debenture	891,500	-
Proceeds from notes payable - related parties	13,000	-
Proceeds from notes payable - bridge loan financing	-	644,500
Net (payments of) proceeds from loans and notes
payable - related parties	(28,472)	23,000
Payments of capital lease obligations	(22,744)	(21,299)
Payments of notes payable - related parties	-	(45,954)
Payments of notes payable - other	(17,810)	(19,536)

NET CASH PROVIDED BY FINANCING ACTIVITIES	835,474	580,711

NET INCREASE IN CASH	223,163	327,716

CASH – Beginning	12,691	4,750

CASH – Ending	$235,854	$332,466

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$20,161	$6,270

Non-cash investing and financing activities -
Notes and interest payable converted to common stock	$880,700	$-
Notes payable - related party converted to common stock	$100,000	$-
Common Stock and warrants issued in connection with bridge-loan financing	$17,164	$14,100 -
Stock options issued in connection with related-party loan	$31,346	$-

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

NOTE 2.   BASIS OF PRESENTATION

Description of Business

Internal Fixation Systems, Inc. ("the Company" “we”, “us” or “our”) was organized and incorporated under the laws of the State of Florida in 2006 and commenced operations in 2007. Our corporate headquarters are located in South Miami, Florida, where we conduct the majority of our management operations. We also maintain a manufacturing facility in Medley, Florida. We manufacture, market and sell generically priced FDA approved orthopedic and podiatric surgical implants intended for small bone fixation surgery.

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

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants, options and convertible debt totaling  2,948,883 and 750,000 shares as of June 30, 2011 and 2010, respectively.

Inventory

The Company’s inventory consists primarily of raw materials, manufactured and purchased finished goods available for sale. Inventory is valued at the lower of cost or market determined by the weighted average method. Inventory that the Company estimates will not be sold within the next business cycle is considered non-current inventory.

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred with improvements and betterments capitalized. Upon disposition, original asset cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized. Depreciation expense is computed using the straight-line method over related assets estimated useful lives for financial statement purposes. All of the assets in service have a 5 year estimated useful life. Depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $47,379 and $34,752, respectively. Of these amounts, $33,675 and $32,476, respectively, were capitalized within inventory, and $13,704 and $2,276, respectively, were included within selling, general and administrative expenses.

Intangible Asset

The Company capitalizes costs associated with legal fees paid in connection with obtaining approval of the Food and Drug Administration (FDA) for the sale of the medical devices. Total fees of $10,165 were paid through June 30, 2011. In accordance with FASB ASC 350, the license is determined to have an indefinite useful life.

Capital Lease Obligations

Certain long-term lease transactions relating to the financing of equipment are accounted for as capital leases. Capital lease obligations reflect the present value of future rental payments, less an interest amount implicit in the lease. A corresponding amount is capitalized as property and equipment, and depreciated over the individual asset’s estimated useful life.

Deferred Offering Costs

Expenses incurred relating to the filing of the Registration Statement which had been capitalized as of December 31, 2010 of $145,330 has been reclassified along with current period costs of $62,713 as an offset against additional paid in capital in accordance with ASC 340-10.

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

Research and Development Costs

The Company expenses research and development costs as incurred.  For the three months ending June 30, 2011 and 2010, the Company had $4,630 and $0 in research and development costs, respectively. For the six months ending June 30, 2011 and 2010, the Company had $14,809 and $0 in research and development costs, respectively.

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

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the current year presentation.

NOTE 3.    GOING CONCERN

Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in the accompanying financial statements, we have incurred substantial net losses for the six months ended June 30, 2011 ($1,122,069).  Our cumulative net losses since inception are $1,879,287.  We have a working capital deficit at June 30, 2011 of $359,440. There is no guarantee that we will be able to generate sufficient revenue and/or raise sufficient capital to support our operations. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management seeks to raise additional funds through the sale of its securities. Without additional funding, there can be no assurances that the Company will be able to continue its operations.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional capital, further implement its business plan and generate sufficient revenues.

NOTE 4.    INVENTORY

Our inventory consists primarily of finished cannulated screws, purchased guide wires and tools for use in surgical operations and also a nominal amount of raw materials, in total amounting to $944,316 and $767,194 as of June 30, 2011 and December 31, 2010, respectively.  A portion of our inventory is maintained at selected customer surgery centers as well as with travelling sales representatives.  At June 30, 2011 and December 31, 2010, $591,327 and $296,718, respectively, of inventory is classified as non-current, as the amount is not expected to be sold in the next business cycle.

NOTE 5.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We have entered into non-cancelable sub-lease agreements with a former shareholder for our manufacturing facility located in Medley, Florida, and for certain manufacturing equipment used at the facility.  The facility sub-lease term continues through October 2012 at the rate of $3,177 monthly, plus a proportionate share of expenses.  The equipment lease began during 2007 and continues through March 2012 at the rate of $5,661 monthly.  Subject to our compliance with the equipment lease, upon the termination of the equipment lease, we will own the equipment.  Both the facility lease and the equipment lease require us to provide insurance and pay allocable property taxes.

Sub-lease expenditures under these agreements amounted to $53,165 and $51,960 for the six months ended June 30, 2011 and 2010, respectively.

The following is a schedule of future minimum lease payments required under these sub-lease agreements as of June 30, 2011:

2011 (six months)	$53,222

2012	49,723

$102,945

Capital Lease Obligations

We lease manufacturing equipment under capital leases with terms extending through 2014.  The cost of such equipment, which was placed in service during 2010, was $287,596.  Depreciation expense of $28,760 was charged for this equipment in the accompanying statement of operations for the period ended June 30, 2011.  Assets acquired under these capital  leases are presented within property and equipment in the accompanying balance sheets.

Future minimum payments required under capital leases are as follows:

Amount
2011 (six months)	$28,629
2012	57,258
2013	57,258
2014	35,316
178,461
Less amounts representing interest	(18,365)
Present value of minimum lease payments	160,096
Less: current portion	(47,821)
Capital lease obligations, net of current portion	$112,275

NOTE 6.    LOANS AND NOTES PAYABLE – RELATED PARTIES

At June 30, 2011, Stephen J. Dresnick, MD, our CEO and President, holds an unsecured note issued by us in 2010 in the original principal amount of $125,000, which accrues interest at 9% per annum (the “$125,000 Note”).  The maturity date of this note is September 1, 2011 (extended during the quarter ended June 30, 2011 from April 30, 2011), whereupon all accrued interest together with principal amounts owed is due to be repaid by us.  In connection with the original issuance of the $125,000 Note, we issued to Dr. Dresnick warrants to purchase 125,000 shares of our Common Stock, at any time and from time to time through October 31, 2012, at $.25 per share.  Such warrants were valued at $0 based on an expected rate of return model discussed below in Note 8.  In connection with the extension of the maturity date on the $125,000 Note, we issued to Dr. Dresnick options to purchase 80,933 shares of our Common Stock, at any time and from time to time through June 30, 2015, at $.50 per share.  Such options were valued at $31,346 based on the Black-Scholes Pricing Model discussed below in Note 11.

Interest expense on the $125,000 Note for the six months ended June 30, 2011 and 2010 was $9,951 and $5,882, respectively.Principal and accrued interest due on the note was $71,159 and $97,751 at June 30, 2011 and December 31, 2010, respectively. The total principal due, net of the discount, as reported in the financial statements is $52,721 and $97,751 at June 30, 2011 and December 31, 2010, respectively.   Additionally, Dr. Dresnick had a second promissory note issued by us to him in consideration for his advancing $100,000 to us in 2009 The note was convertible to common stock,  accrued interest at 9% per annum and was payable interest only through September 1, 2011 (the "$100,000 Note").  As specified in the terms of the note, the total principal amount of the note was converted to  500,000 shares of our Common Stock upon the effectiveness of the Registration Statement on May 13, 2011.  The value of this conversion feature was determined upon inception using the expected rate of return model discussed in Note 8, and recorded as a discount against the loan.  Interest expense on the $100,000 Note for the six months ended June 30, 2011 and 2010 was $59,584 and $4,500, respectively. Principal and accrued interest due on the note was $0 and $102,250 at June 30, 2011 and December 31, 2010, respectively. The total principal due, net of the discount, as reported in the financial statements is $0 and $100,000 at June 30, 2011 and December 31, 2010, respectively.  In April 2011, we issued to a current shareholder who is also providing professional services to us, a 5% secured promissory note in the principal amount of $50,490 in exchange for him loaning to us $13,000 and releasing us from our obligation to pay him $37,490 of accounts payable.  The secured promissory note is payable by us in monthly installments of principal and interest which commenced in May 2011.  In connection with the issuance of this note, we issued to him, options to purchase 100,000 shares of our Common Stock, at any time and from time to time, through  June of 2014 at $0.50 per share.  These options were valued at $38,731 based on the Black-Scholes Pricing Model discussed below in Note 11. The note is collateralized by our inventory and accounts receivable.

NOTE  7.   LOANS AND NOTES PAYABLE – OTHER

At June 30, 2011, we are obligated to pay to an unaffiliated third party on or before May 2014, the principal amount of $111,497 in consecutive monthly installments of $3,577 including annual interest at 6%.  The principal balance outstanding on this obligation is $111,497 and $129,307 as of June 30, 2011 and December 31, 2010, respectively.  Future minimum payments of this obligation are as follows: 2011 - $18,343 (six months), 2012 - $38,353, 2013 - $40,689 and 2014 - $14,112.

NOTE  8.   BRIDGE LOAN FINANCING

In March 2010, we borrowed $100,000 from an unaffiliated third party non-institutional lender and issued to the lender (i) a 9% unsecured promissory note in the principal amount of $100,000; and (ii) warrants to purchase 100,000 shares of our Common Stock at any time and from time to time through March 31, 2013 at $.10 per share.  The unsecured promissory note was scheduled to mature in December 2010.  In December 2010, the maturity date of the note was extended first to June 15, 2011, and then in May 2011 to December 15, 2011.  In connection with the May 2011 extension of the maturity date of the loan, we issued to the lender, warrants to purchase from time to time and at any time through December 15, 2014, 50,000 shares of the Company’s Common Stock at $1.00 per share.  Pursuant to the note, we are required to pay all accrued but unpaid interest together with principal amounts owed on December 15, 2011.  The value of the warrants issued in connection with this loan was determined using an expected rate of return model (discussed below) and recorded as a discount against the loan amortizable through the original maturity date. The fair value of each warrant issued in connection with this loan, was $.05, requiring us to record a discount on the loan of $5,000. Such value was recorded as an equity issuance. The value of the warrants issued in May 2011 was determined using the Black-Scholes model (See Note 11) and recorded as a discount against the loan amortizable through the original maturity date.  The fair value of each warrant issued in connection with the extension of the maturity date of the note was approximately $.34 per share, requiring us to record a discount on the loan of $17,164. Such value was recorded as an equity issuance. Interest recognized on the amortization of the discount amounted to $2,861 and $1,944 for the six months ended June 30, 2011 and 2010, respectively.

From January 2010 through July 2010, we borrowed an aggregate of $644,500 from several unaffiliated third party non-institutional lenders and issued unsecured promissory notes in exchange for the loan proceeds.  In connection with the loans, we issued to the lenders, one share of our Common Stock for each one dollar of principal amount loaned.  The fair value of each share issued in connection with the loans was $.15 using the expected rate of return model (discussed below), requiring us to record a discount on the loans of $96,675.  Such value was recorded as an equity issuance. During the three and six months ended June 30, 2010 amortization of the discount amounted to $25,097 and $27,463, respectively, and is reported in the accompanying statement of operations. As of December 31, 2010, the notes were either paid off in full or were refinanced as a part of the Convertible Debenture Financing (see Note 9).

NOTE 9.    CONVERTIBLE DEBENTURE FINANCING

During the six months ended June 30, 2011, we issued to several unaffiliated third party non-institutional investors, $891,500 principal amount of our 5% convertible debentures due December 1, 2014 (the "Convertible Debentures"), bringing the total principal amount of issuances of the Convertible Debentures through June 30, 2011 to $1,653,000.   Under the Convertible Debentures, we are obligated to pay interest semi-annually commencing June 2011.  The Convertible Debentures are convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion.  In the event a holder of a Convertible Debenture converts principal amount of a Convertible Debenture into shares of our Common Stock prior to our shares of Common Stock becoming publicly quoted for trading, the conversion price is $2.00 per share.  The fair market value of these features is not readily ascertainable and we have recorded no value associated with the Convertible Debenture terms.  During May and June 2011 $877,100 principal amount of Convertible Debentures were converted to 519,759 of common Shares at conversion prices ranging from $0.50 to $2.00 per share. As of June 30, 2011 and December 31, 2010 we had $775,900 and $761,500, respectively, principal amount of the Convertible Debentures outstanding.

During May and June 2011 $877,100 principal amount of Convertible Debentures were converted.  Of the $877,100 principal amount of Convertible Debentures converted, $460,100 principal amount of the Convertible Debentures were converted at $2.00 per share; $7,000 principal amount of Convertible Debentures held by one person was converted at a price of $.50 per share; and  $410,000 principal amount of Convertible Debentures, held by three persons, was converted at a price of $1.50 per share. We decreased the conversion price for the $7000 principal amount of  Convertible Debentures  because in connection with this conversion we were released from paying $7,000 of accounts payable to the holder of this Convertible Debenture.    We decreased the conversion price for the $410,000 principal amount of  Convertible Debenture  because in connection with this conversion, we received additional cash investments in the amount of $225,500 from the holders of these Convertible Debentures

NOTE 10.  RELATED PARTY TRANSACTIONS

For both the six months ended June 30, 2011 and 2010, 11% and 50%, respectively, of our sales were made to a surgical center located in South Florida. A shareholder of the Company is currently an equity holder in the entity that owns this surgical center and Dr. Dresnick, our President and CEO was formerly an equity holder of such entity.

As of June 30, 2011 we have accrued but have not paid salaries and benefits to the Company’s officers in the amount of $385,165.

NOTE 11.  WARRANTS AND OPTIONS

Warrants

During the six months ended June 30, 2011, we issued 50,000 warrants to purchase shares of our common stock.  The warrants are exercisable at any time and from time to time through December 2014 at a price of $1.00 per share.

The value of the warrants granted during the three and six months ended June 30, 2011, were determined based on the Black-Scholes Pricing Model discussed in the Options section below.

A summary of the change in outstanding and exercisable stock warrants for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, December 31, 2009	-	$-	-
Warrants issued	275,000	0.1682)	2.26) years
Warrants exercised	(50,000)	(0.0151)	(0.80) years
Balance, December 31, 2010	225,000	0.1833)	1.46) years
Warrants issued	50,000	1.0000)	3.46) years
Balance, June 30, 2011	275,000	$0.3318)	1.82) years

Options

During 2011, we issued stock options to employees and consultants as follows:

During April and May 2011, we issued to consultants options to purchase at any time and from time to time, 100,000 and 770,000 shares, respectively, at a per share purchase price equal to $0.50 and $1.00, respectively, expiring at various dates during 2014 and 2015.

Pursuant to an employment agreement, we issued to an employee, options to purchase at any time and from time to time, through May 2015, options to purchase 100,000 shares of our common stock, at $.20 per share

Pursuant to the extension of the maturity date of a loan held by Dr. Dresnick, (see Note 6 above), we issued to Dr. Dresnick, options to purchase at any time and from time to time, through June 2015, 80,933 shares of our common stock at $.50 per share.

In May 2011, we issued to two of our executive officers, Dr. Dresnick and Kenneth West, options to purchase at any time and from time to time through May 2014, options to purchase an aggregate of 400,000 shares (200,000 shares each) of our common stock at $.50 per share.

The value of the all options granted during the six months ended June 30, 2011, were determined based on the Black-Scholes Pricing Model using the following range of assumptions:

2011
Expected dividend yield (1)	0%
Risk-free interest rate (2)	0.81% to 1.31%
Expected volatility (3)	138% to 140%
Expected term (4)	3 to 3.5 years

(1)  The Company has no history or expectation of paying dividends on common stock.

(2)  The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)  The volatility of the Company stock is based on two similar publicly traded companies.  The Company used the average volatility rate of the two companies.

(4)  The expected term is based on the weighted average life of the options granted.  The Company has no experience or expectation of forfeitures.

A summary of the change in outstanding and exercisable stock options for six months ended June 30, 2011, and the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Options	Exercise Price	Contractual Life
Balance, December 31, 2009	-	$-	-
Options issued	835,000	0.2096	2.20 years
Balance, December 31, 2010	835,000	$0.2096	3.47 years
Options issued	1,450,933	0.7447	3.56 years
Balance, June 30, 2011	2,285,933	$0.5492	3.12 years

The following table shows the number of options that vest in each of the subsequent years and the deferred compensation to be recognized in the corresponding years.

	Number of Options to be Vested	Deferred compensation to be recognized
2011	288,333	$17,056
2012	582,916	$190,509
2013	457,918	$144,559
2014	91,250	$7,420
2015	-	$-

NOTE 12.  CONCENTRATION AND CREDIT RISK

During the three and six months ended June 30, 2011, we derived revenues from three significant customers which, in the aggregate, exceeded 10% of our total revenue during these periods.  For the three and six months ended June 30, 2011 revenues from the three customers were $23,777 and $52,450 respectively.  In 2010, we derived revenues of over 10% from one customer.  For the three and six months ended June 30, 2010 revenues from the one customer were $6,154 and $31,057 respectively.

We extend credit to our customers in the normal course of business and generally require no collateral on such credit sales.

NOTE 13.  SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

During July 2011, we issued Convertible Debentures in the aggregate principal amount of $117,500 to unrelated third parties. The Convertible Debentures are subject to the same terms as those referred to in Note 9.

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

OVERVIEW

Internal Fixation Systems, Inc.  (the “Company”, “we”, “us” or “our” ) is a manufacturer and marketer of value priced orthopedic and podiatric implants. Our customers include ambulatory surgery centers, hospitals and orthopedic surgeons.  We seek to be innovative in all aspects of the business from product design to distribution and sales.  We endeavor to identify ways to enhance products, promote better inventory management, reduce redundancy and streamline distribution.

Innovative Product Design
Our strategy is to focus on commonly used, market proven products (80% of what surgeons, hospitals, and surgery centers use every day). Our Advisory Panels, comprised of nationally recognized surgeons, evaluate products for potential improvements.  The result is enhanced implants that incorporate features busy surgeons desire.  All of our products are made in the United States using high quality medical grade alloys.

Innovative Modular Set Design
We design surgical sets to allow our customers maximum flexibility while minimizing redundant inventory. Our self contained modules provide all the implants surgeons need, without tying up the implants they do not. Rather than putting multiple types of implants into large sets, our modular systems contain specific implants along with their required instruments.

Innovative Distribution
We believe that the distribution of medical implants is changing.   While many physicians prefer to have a sales representative in the operating room during surgery to assist surgical technicians with the use of our implant systems, a number of facilities, in an effort to control cost, are choosing to buy direct.  For common surgeries, many doctors and administrators do not need the assistance of an onsite representative.  In an effort to address both needs, we employ multiple distribution methods.

Innovative Pricing
We have a significantly lower cost structure than many of our larger competitors which allows us to offer implants at prices which are 40-60% lower than our competitors.

We have FDA 510 (k) approval for 10 products and have 15 additional product applications pending approval.   Approved products include mini to large cannulated screw systems used for bone fixation.  Products pending approval include plate and screw systems for use in the ankle, wrist, elbow clavicle and shoulder and a trochanteric hip nail system.   We currently intend to prepare to enter the spinal implant market by the fourth quarter of 2011or the first quarter of 2012 and plan to submit 510(k) applications for cervical and lumbar spinal products during the fourth quarter of 2011.   Upon approval of these 510(k) applications, of which there can be no assurance, we will be able to offer products that cover the majority of fractures treated by orthopedic surgeons.

Our revenues to date have been derived from sales of 2.0, 2.4, 3.0, 3.5, and 4.0 cannulated screws used for small bone fixation primarily in the hand and foot.  In addition to the cannulated screws, we also sell K-wires and drill bits used to implant the screws.

Our products are manufactured in the United States using only US medical grade alloys.  A portion of our  products are manufactured by us in our Medley, Florida facility and the remainder of the manufacturing is outsourced.

Our customers include ambulatory surgery centers, hospitals and orthopedic surgeons. In addition to selling to individual facilities and doctors, we currently are targeting to sell to national operators of ambulatory surgery centers as well as national Group Purchasing Organizations (GPOs).

Since inception, we have financed our operations from the sale of securities and from advances from investors and related parties. If our sales over the next several months do not meet or exceed our expectations, our resources will not be sufficient to meet our cash flow requirements.  Likewise, if our expenses exceed our expectations and our sales do not exceed our expectations sufficient to cover our expenses, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not generate adequate working capital through operations, we will need to raise additional funds, whether through a stock offering or otherwise.

We will need to raise additional capital in order to establish a sales network to market and distribute our products.  In addition, we will need to hire personnel to run our day to day operations and currently do not have the capital to do so.  We will seek to obtain the necessary funds through increased sales of our products and if required, the sale of securities.  If we are unable to obtain this additional working capital, or if we encounter unexpected expenses, we will not have sufficient working capital to implement our business plan and will need to scale back or discontinue our operations.

We have incurred significant losses due to, among other things, negative cash flows and have an accumulated deficit of $1,879,287 as of June 30, 2011.  Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30,2011 compared to Three and Six Months Ended June 30, 2010

Revenue - During the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010, our net sales increased $36,883 to $60,994 from $24,111.  For the six months ending June 30, 2011 as compared with the six months ending June 30, 2010, net sales increased $65,856 to $127,401 from $61,545.  The increase in revenue was due to the release of additional sets of our redesigned cannulated screw systems that began in late 2010.  We also gained new customers in 2011.

Cost of Sales - For the quarter ended June 30, 2011, cost of sales increased approximately 66% to $15,819 as compared to $10,519 for the quarter ended June 30, 2010.  For the six months ending June 30, 2011 as compared to the six months ending June 30, 2010, the cost of sales increased $5,692 to $32,537 from $26,845.   Costs of goods purchased and held for resale during the quarter ended June 30, 2011 and 2010 were $17,959 and $24,473, respectively.   For the six months ended June 30, 2011 and June 30, 2010 the costs of goods purchased and held for resale were $32,892 and $41,883 respectively.  The costs of screws sold, as calculated using the weighted average method, were $10,421 and $6,628, respectively for the quarter ended June 30, 2011 and June 30, 2011 and $21,707 and $19,277 for the six months ended June 30, 2011 and June 30, 2010 respectively.

Gross Profit –  Cost of sales as a percentage of net sales was approximately 26% for the quarter ended June 30, 2011 as compared to approximately 43% for the quarter ended June 30, 2010.  Cost of sales as a percentage of net sales was approximately 26% for the six months ending June 30, 2011 as compared to 43% for the 6 months ended June 30, 2010.  Gross profit increased approximately 332% to $45,175 for the quarter ended June 30, 2011 as compared to $13,592 for the quarter ended June 30, 2010.  Gross profit increased approximately 273% to $94,864 for the six months ended June 30, 2011 as compared to $85,721 for the six months ended June 30, 2010.

Selling, General and Administrative Expenses - For the quarter ended June 30, 2011 selling, general and administrative expenses increased 1270% to $714,390 as compared to $52,153 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011 selling, general and administrative expenses increased 1188% to $1,103,870 as compared to $85,720 for the six months ended June 30, 2010. For the quarter ended June 30, 2011 officer compensation increased to $332,430 as compared to $0 for the quarter ended June 30, 2010.  During the six months ended June 30, 2011 officer compensation increased to $519,878 as compared to $0 during the six months ended June 30, 2010.  These increases were due to employment agreement obligations that commenced in October 2010 as well as additional options issued to Dr. Dresnick and Ken West. For the quarter ended June 30, 2011, professional fees and other compensation increased $274,389 to $293,511 as compared to $19,122 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, professional fees and other compensation increased $383,981 to $412,753 from $28,772 for the six months ended June 30, 2010.   For the quarter ended June 30, 2011 general and administrative and selling expenses increased $55,418 to $88,449 as compared to $33,031 for the quarter ended June 30, 2010.  For the six months ended June 30, 2011, general and administrative and selling expenses increased $114,291 to $171,239 from $56,948 for the six months ended June 30, 2010.   Non-officer compensation and related expenses are anticipated to continue to increase.   Sales commissions increased due to the hiring of sales representatives on commissions only payment basis.  As we grow, of which there can be no assurance, commissions are expected to continue to grow.  Our professional fees were primarily attributable to accounting and legal fees incurred in connection with the Registration Statement.  Other expenses will continue to grow as these expenses are necessary to sustain the operations of the Company.

Operating (loss) Income – Our operating loss for the quarter ended June 30, 2011 was $669,215 as compared to an operating loss of $38,561 for the quarter ended June 30, 2010. For the six months ended June 30, 2011 the operating loss was $1,009,006 as compared to an operating loss of $51,020 for the six months ended June 30, 2010.  The increase in operating loss was a direct result of the increase in operating expenses.  Net loss for the quarter ended June 30, 2011 was further increased by an increase in interest expense to $53,842 for the quarter ended June 30, 2011 as compared to $51,106 interest expense for the quarter ended June 30, 2010.  Interest expense for the six months ended June 30, 2011 was $113,063 as compared to $66,634 for the six months ended June 30, 2010.  The increase in interest expense was the result of an increase in debt obligations.  Net loss for the quarter ended June 30, 2011 was $723,057 as compared to $90,345 for the quarter ended June 30, 2010.  Net loss for the six months ended June 30, 2011 was $1,122,069 as compared to $109,638 for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash from operating activities for the quarters and six months ended June 30, 2011 and June 30, 2010 were income from operations, adjusted for noncash items of income and expense such as depreciation expense, deferred income taxes, bad debt and interest on payable on loans and other adjustments which included:

·	An increase in inventory related to increased production
·	An increase in accounts payable related to increased purchases of raw materials in anticipation of increased production and sales and an increase in professional fees
·	An increase in accounts receivable.
·	An increase in officer and non-officer compensation

Net cash used in investing activities for the six months ended June 30, 2011 was $41,968 compared to net cash used in investing activities for the six months ended June 30, 2010 of $31,709.  Cash used in 2011 was attributable to the purchase of office furniture, office equipment and surgical sets.

Net cash provided by financing activities for the six months ended June 30, 2011 was $835,474 which included a net amount of $891,500 generated from the Company’s sale of convertible debentures and an additional $13,000 loan advanced to the Company from a shareholder, offset by $22,744 of  capital lease payments and  $46,282 of loan repayments ($28,472 of which was repaid to related parties).

Net cash provided by financing activities for the six months ended June 30, 2010 was $580,711, which included a net amount of $644,500 generated from the Company’s sale of 9% promissory notes maturing on December 15, 2010 (all of which notes  were either  paid in full or exchanged for 5% Convertible Debentures due December 1, 2014) and an additional $23,000 loan from a related party, offset by $21,299 of capital lease payments and  $65,490 of loan repayments ($49,954 of which was repaid to related parties).

Net cash on hand as of June 30, 2011 was $235,854, an increase of  $223,163 from net cash on hand as of  December 31, 2010.

Inventory is comprised of two components:  screw inventory which we manufacture, and the cost of products purchased and held for resale without any improvements (e.g. K-wires, drill bits and instruments).  Both screw and goods purchased and held for resale resulted in an overall increase in inventory to $944,316 as of June 30, 2011 as compared to $767,194 as of the year ended December 31, 2010.  A portion of the total value of inventory is carried as non-current which resulted in current total inventory of $352,989 as of   ended June 30, 2011 as compared to $470,476 as of the year ended December 31, 2010.  Non-current inventory as of June 30, 2011 was $591,327 and $296,718 as of the year ended December 31, 2010.    As of the quarter ended June 30, 2011 screw inventory was $900,733 as compared to $690,018 as of the year ended December 31, 2010.  Inventory for goods purchased and held for resale as of the quarter ended June 30, 2011 was $43,583 as compared to $77,176 as of the year ended December 31, 2010.  The cost of inventory as of June 30, 2011 increased by approximately 85% to $944,316, as compared to December 31, 2010 because of the increase in the number of screws held in inventory. Each surgical set requires an inventory of approximately 700 screws. This inventory is necessary so that surgeons will have the screws they need when they are performing surgery. We anticipate that our inventory will continue to grow. Overall screw inventory increased to 48,572 units as of June 30, 2011 as compared to 29,210 units as of the year ended December 31, 2010.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception and as of June 30, 2011 we have an accumulated deficit of $1,879,287.  We have expended, and expect to continue to expend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, our research and development efforts and regulatory compliance and corporate governance. The actual amount of capital we will require to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next several months do not meet our expectations and/or our expenses are higher than expected and/or we are unable to acquire additional financing, our existing resources will not be sufficient to meet our cash flow requirements and we may be unable to continue our operations.  Whether we can continue operations will depend on whether we are able to generate sufficient revenue from operations and/or raise additional funds; neither of which can be assured.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our cash equivalents. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. We currently do not use interest rate derivative instruments to manage exposure to interest rate changes.  We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of  our  interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our  interest income while increases in interest rates over time will increase our  interest income.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If we develop new business or engage or hires a new chief financial officer or similar financial expert, we intend to review our disclosure controls and procedures.

Management is aware of the lack of an independent audit committee or audit committee financial expert.  Although our board of directors serves as the audit committee it has no independent members.  Further, we have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

The was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAL FIXATION SYSTEMS, INC.

/s/ Stephen J. Dresnick, MD	/s/ Laura Cattabriga
Name: Stephen J. Dresnick, MD	Name: Laura Cattabriga
Title: Principal Executive Officer	Title: Principal Financial Officer

Dated: August 12, 2011