Form 10-Q
period 2011-09-30
Internal Fixation Systems, Inc.
filed 2011-11-21
CIK 1501732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Yes ☐      No ☒

As of November 16, 2011, there were 5,338,295 shares of the Company's  Common Stock, par value $0.05 per share, issued and outstanding.

INTERNAL FIXATION SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	September 30,
ASSETS	2011	December 31,
CURRENT ASSETS	(Unaudited)	2010

Cash	$27,647	$12,691
Accounts receivable, net	40,091	62,831
Inventory	409,882	470,476
Deferred offering costs	-	145,330
Prepaid expenses and other	58,259	4,825
Total current assets	535,879	696,153

PROPERTY AND EQUIPMENT, net	315,439	340,463

OTHER ASSETS
Inventory, non-current	656,114	296,718
Licenses and security deposit	40,782	16,991

TOTAL ASSETS	$1,548,214	$1,350,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued salaries and related expenses	$167,399	$208,087
Accounts payable and accrued expenses	276,999	185,910
Capital lease obligations, current portion	48,624	46,257
Loans and notes payable - related parties	100,662	243,156
Loans and notes payable - bridge loan financing, net	94,279	100,000
Loans and notes payable - convertible note	70,000	-
Loans and notes payable - other, current portion	37,791	36,152
Total current liabilities	795,754	819,562

OTHER LIABILITIES
Capital lease obligations, less current portion	99,814	136,583
Convertible loans and notes payable	286,000	761,500
Loans and notes payable - other, less current portion	64,603	-

TOTAL LIABILITIES	1,246,171	1,717,645

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.05 par value; 10,000,000 shares
authorized, 5,155,200 and 2,793,700 issued and
outstanding, respectively	257,761	139,685
Additional paid in capital	2,492,654	250,213
Accumulated deficit	(2,448,372)	(757,218)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	302,043	(367,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,548,214	$1,350,325

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2011	2010	2011	2010

Sales, net	$58,268	$27,992	$185,669	$89,537

Cost of sales	14,031	15,787	46,568	42,632

Gross profit	44,237	12,205	139,101	46,905

Selling, general and administrative expenses
Officer compensation	180,747	120,000	700,625	120,000
Professional fees and other compensation	232,099	39,133	644,852	67,905
General and administrative expenses	123,582	30,509	232,357	58,670
Selling expenses	31,827	12,476	94,291	41,263
Total selling, general and administrative expenses	568,255	202,118	1,672,125	287,838

Operating loss	(524,018)	(189,913)	(1,533,024)	(240,933)

Other expense
Interest expense	45,067	76,605	158,130	143,239

Loss before taxes	(569,085)	(266,518)	(1,691,154)	(384,172)

Benefit for income taxes	-	678	-	8,694

Net loss	$(569,085)	$(265,840)	$(1,691,154)	$(375,478)

Basic and diluted loss per share	$(0.12)	$(0.10)	$(0.48)	$(0.16)

Weighted average shares outstanding
basic and diluted	4,690,693	2,655,231	3,547,346	2,386,281

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,691,154)	$(375,478)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discount on bridge loan financing	11,443	65,680
Amortization of discount on loans and notes payable - related parties	81,346	12,500
Stock based compensation	388,153	46,000
Shares issued for services	37,198	20,000
Stock based payments - interest	6,333	-
Bad debt expense	3,273	4,294
Deferred income taxes	-	(8,694)
Depreciation and amortization	71,031	52,727
Changes in operating assets and liabilities:
Accounts receivable	19,467	(3,934)
Inventory	(298,802)	(268,295)
Deferred offering costs	(91,442)	(68,346)
Prepaid expenses	(53,434)	(3,138)
Licenses and security deposit	(23,791)	-
Accounts payable and accrued expenses	499,236	115,854

NET CASH USED IN OPERATING ACTIVITIES	(1,041,143)	(410,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(46,007)	(49,251)

NET CASH USED IN INVESTING ACTIVITIES	(46,007)	(49,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new stock offering	-	26,000
Proceeds from notes payable - convertible debenture	1,174,000	-
Proceeds from notes payable - bridge loan financing	-	744,500
Proceeds from exercise of stock warrants	-	5,000
Proceeds from stock subscriptions receivable	-	7,000
Net payments of loans and notes
payable - related parties	(5,579)	(53,817)
Payments of capital lease obligations	(34,402)	(32,208)
Payments of notes payable - convertible note	(5,000)	-
Payments of notes payable - other	(26,913)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,102,106	696,475

NET INCREASE IN CASH	14,956	236,394

CASH – Beginning	12,691	4,750

CASH – Ending	$27,647	$241,144

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$32,292	$55,853

Non-cash investing and financing activities -
Notes and interest payable converted to common stock	$1,574,500	$-
Notes payable - related party converted to common stock	$100,000	$-
Common Stock and warrants issued in connection with bridge-loan financing	$17,164	$96,675
Stock options issued in connection with related-party loan	$31,346	$-
Conversion of Related Party Note to Common Stock	$31,250	$-
Conversion of accrued salaries to Common Stock	$411,345	$-
Stock warrants issued in connection with bridge-loan financing	$-	$5,000
Beneficial conversion feature resulting from loan modification	$-	$100,000

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

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants, options and convertible debt totaling  3,403,933 and 1,060,000 shares as of September 30, 2011 and 2010, respectively.

Inventory

The Company’s inventory consists primarily of raw materials, manufactured and purchased finished goods available for sale. Inventory is valued at the lower of cost or market determined by the weighted average method. Inventory that the Company estimates will not be sold within the next business cycle is considered non-current inventory.

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred with improvements and betterments capitalized. Upon disposition, original asset cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized. Depreciation expense is computed using the straight-line method over related assets estimated useful lives for financial statement purposes. All of the assets in service have a 5 year estimated useful life. Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $71,031 and $52,727, respectively. Of these amounts, $50,511 and $48,566, respectively, were capitalized within inventory, and $20,520 and $4,161, respectively, were included within selling, general and administrative expenses.

Intangible Asset

The Company capitalizes costs associated with legal fees paid in connection with obtaining approval of the Food and Drug Administration (FDA) for the sale of the medical devices. Total fees of $10,165 were paid through September 30, 2011. In accordance with FASB ASC 350, the license is determined to have an indefinite useful life.

Capital Lease Obligations

Certain long-term lease transactions relating to the financing of equipment are accounted for as capital leases. Capital lease obligations reflect the present value of future rental payments, less an interest amount implicit in the lease. A corresponding amount is capitalized as property and equipment, and depreciated over the individual asset’s estimated useful life.

Deferred Offering Costs

Expenses incurred relating to the filing of the Registration Statement which had been capitalized as of December 31, 2010 of $145,330 has been reclassified along with current period costs of $91,442 as an offset against additional paid in capital in accordance with ASC 340-10.

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

Research and Development Costs

The Company expenses research and development costs as incurred.  For the three months ending September 30, 2011 and 2010, the Company had $15,496 and $6,678 in research and development costs, respectively. For the nine months ending September 30, 2011 and 2010, the Company had $30,305 and $6,678 in research and development costs, respectively.

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

NOTE 3.    GOING CONCERN

Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in the accompanying financial statements, we have incurred substantial net losses for the nine months ended September 30, 2011 of $1,691,154.  Our cumulative net losses since inception are $2,448,372.  We have a working capital deficit at September 30, 2011 of $259,875. There is no guarantee that we will be able to generate sufficient revenue and/or raise sufficient capital to support our operations. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We are seeking to raise capital  through the sale of our securities. Without additional funding, there can be no assurances that we will be able to continue our  operations.  Our  ability  to continue as a going concern is dependent upon our ability to raise additional capital, further implement our  business plan and generate sufficient revenues.

NOTE 4.    INVENTORY

Our inventory consists primarily of finished cannulated screws, purchased guide wires and tools for use in surgical operations and also a nominal amount of raw materials, in total amounting to $1,065,996 and $767,194 as of September 30, 2011 and December 31, 2010, respectively.  A portion of our inventory is maintained at selected customer surgery centers as well as with travelling sales representatives.  At September 30, 2011 and December 31, 2010, $656,114 and $296,718, respectively, of inventory is classified as non-current, as the amount is not expected to be sold in the next business cycle.

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

Sub-lease expenditures under these agreements amounted to $74,157 and $77,941 for the nine months ended September 30, 2011 and 2010, respectively.

The following is a schedule of future minimum lease payments required under these sub-lease agreements as of September 30, 2011:

2011 (three months)	$9,531

2012	31,770

$41,301

Capital Lease Obligations

We lease manufacturing equipment under capital leases with terms extending through 2014.  The cost of such equipment, which was placed in service during 2010, was $287,596.  Depreciation expense of $43,130 was charged for this equipment in the accompanying statement of operations for the period ended September 30, 2011.  Assets acquired under these capital  leases are presented within property and equipment in the accompanying balance sheets.

Future minimum payments required under capital leases are as follows:

Amount
2011 (three months)	$14,316
2012	57,258
2013	57,258
2014	35,316
164,148
Less amounts representing interest	(15,710)
Present value of minimum lease payments	148,438
Less: current portion	(48,624)
Capital lease obligations, net of current portion	$99,814

NOTE 6.    LOANS AND NOTES PAYABLE – RELATED PARTIES

At September 30, 2011, we owe to Stephen J. Dresnick, MD, our CEO and President, $20,172 which he advanced to us on September 30,2011 in anticipation of formalizing a line of credit.  The advance is unsecured and has no stated interest rate and no specified maturity date.

At September 30, 2011, we are obligated to pay to Stephen J. Dresnick, MD, our CEO and President, $30,000 on a note issued by us in 2010 in the original principal amount of $125,000 which accrues interest at 9% per annum (the “$125,000 Note”).  The maturity date of the $125,000 Note is December 1, 2011 (extended during the quarter ended September 30, 2011 from September 1, 2011), whereupon all accrued interest together with principal amounts owed is due to be repaid by us.  In connection with the original issuance of the $125,000 Note, we issued to Dr. Dresnick warrants to purchase 125,000 shares of our Common Stock, at any time and from time to time through October 31, 2012, at $.25 per share.  Such warrants were valued at $0 based on an expected rate of return model discussed below in Note 8.  In connection with the extension of the maturity date on the $125,000 Note, we issued to Dr. Dresnick options to purchase 80,933 shares of our Common Stock, at any time and from time to time through June 30, 2015, at $.50 per share.  Such options were valued at $31,346 based on the Black-Scholes Pricing Model discussed below in Note 11.

Interest expense on the $125,000 Note for the nine months ended September 30, 2011 and 2010 was $30,000 and $8,386, respectively. Principal and accrued interest due on the $125,000 Note was $30,000 and $97,751 at September 30, 2011 and December 31, 2010, respectively. The total principal due, net of the discount, as reported in the financial statements is $30,000 and $97,488 at September 30, 2011 and December 31, 2010, respectively. Additionally, Dr. Dresnick had a second promissory note issued by us to him in consideration for his advancing $100,000 to us in 2009 The note was convertible to common stock,  accrued interest at 9% per annum and was payable interest only through September 1, 2011 (the "$100,000 Note"). As specified in the terms of the note, the total principal amount of the note was converted to  500,000 shares of our Common Stock upon the effectiveness of the Registration Statement on May 13, 2011. The value of this conversion feature was determined upon inception using the expected rate of return model discussed in Note 8, and recorded as a discount against the loan.  Interest expense on the $100,000 Note for the nine months ended September 30, 2011 and 2010 was $53,315 and $19,324, respectively. Principal and accrued interest due on the note was $0 and $102,250 at September 30, 2011 and December 31, 2010, respectively. The total principal due, net of the discount, as reported in the financial statements is $0 and $100,000 at September 30, 2011 and December 31, 2010, respectively.

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

At September  30, 2011, we are obligated to pay to an unaffiliated third party on or before May 2014, the principal amount of $102,394 in consecutive monthly installments of $3,577 including annual interest at 6% The principal balance outstanding on this obligation is $102,394 and $129,307 as of September 30, 2011 and December 31, 2010, respectively.  Future minimum payments of this obligation are as follows: 2011 - $9,240 (three months), 2012 - $38,353, 2013 - $40,689 and 2014 - $14,112.

NOTE  8.   BRIDGE LOAN FINANCING

In March 2010, we borrowed $100,000 from an unaffiliated third party non-institutional lender and issued to the lender (i) a 9% unsecured promissory note in the principal amount of $100,000; and (ii) warrants to purchase 100,000 shares of our Common Stock at any time and from time to time through March 31, 2013 at $.10 per share.  The unsecured promissory note was scheduled to mature in December 2010.  In December 2010, the maturity date of the note was extended first to June 15, 2011, and then in May 2011 to December 15, 2011.  In connection with the May 2011 extension of the maturity date of the loan, we issued to the lender, warrants to purchase from time to time and at any time through December 15, 2014, 50,000 shares of the Company’s Common Stock at $1.00 per share.  Pursuant to the note, we are required to pay all accrued but unpaid interest together with principal amounts owed on December 15, 2011.  The value of the warrants issued in connection with this loan was determined using an expected rate of return model (discussed below) and recorded as a discount against the loan amortizable through the original maturity date. The fair value of each warrant issued in connection with this loan, was $.05, requiring us to record a discount on the loan of $5,000. Such value was recorded as an equity issuance. The value of the warrants issued in May 2011 was determined using the Black-Scholes model (See Note 11) and recorded as a discount against the loan amortizable through the original maturity date.  The fair value of each warrant issued in connection with the extension of the maturity date of the note was approximately $.34 per share, requiring us to record a discount on the loan of $17,164. Such value was recorded as an equity issuance. Interest recognized on the amortization of the discount amounted to $11,443 and $3,611 for the nine months ended September 30, 2011 and 2010, respectively.

From January 2010 through July 2010, we borrowed an aggregate of $644,500 from several unaffiliated third party non-institutional lenders and issued unsecured promissory notes in exchange for the loan proceeds.  In connection with the loans, we issued to the lenders, one share of our Common Stock for each one dollar of principal amount loaned.  The fair value of each share issued in connection with the loans was $.15 using the expected rate of return model (discussed below), requiring us to record a discount on the loans of $96,675.  Such value was recorded as an equity issuance. During the three and nine months ended September 30, 2010 amortization of the discount amounted to $34,606 and $62,069, respectively, and is reported in the accompanying statement of operations. As of December 31, 2010, the notes were either paid off in full or were refinanced as a part of the Convertible Debenture Financing (see Note 9).

NOTE 9.    CONVERTIBLE DEBENTURE FINANCING

During the nine months ended September 30, 2011, we issued to several unaffiliated third party non-institutional investors, $1,174,000 principal amount of our 5% convertible debentures due December 1, 2014 (the "Convertible Debentures"), bringing the total principal amount of issuances of the Convertible Debentures through September 30, 2011 to $1,935,500. Under the Convertible Debentures, we are obligated to pay interest semi-annually commencing June 2011. The Convertible Debentures are convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion. From May through September 2011 $1,574,500 principal amount of Convertible Debentures were converted to 889,015 of common Shares at conversion prices ranging from $0.50 to $2.00 per share. As of September 30, 2011 and December 31, 2010 we had $286,000 and $761,500, respectively, principal amount of the Convertible Debentures outstanding. In addition, on September 27, 2011we issued a 5% convertible debenture in the amount of $75,000. Under the terms of the note we are obligated to repay the loan $28,750 of the loan by November 15, 2011 and then make equal monthly payments of $943.56 beginning December 1, 2011. The note is convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion. This note replaced two earlier 5% convertible debentures held by the same party in the amounts of $25,000 and $50,000.

During May through September 2011 $1,574,500 principal amount of Convertible Debentures were converted.  Of the $1,574,500 principal amount of Convertible Debentures converted, $990,100 principal amount of the Convertible Debentures were converted at $2.00 per share; $9,500 principal amount of Convertible Debentures were converted at a price of $.50 per share; and  $574,900 principal amount of Convertible Debentures, were converted at a price of $1.50 per share. We decreased the conversion price for the $9,500 principal amount of  Convertible Debentures  because in connection with this conversion we were released from paying $9,500 of accounts payable to the holder of this Convertible Debenture. We decreased the conversion price for the $574,900 principal amount of  Convertible Debenture  because in connection with this conversion, we received additional cash investments in the amount of $390,400 from the holders of these Convertible Debentures.

NOTE 10.  RELATED PARTY TRANSACTIONS

For both the nine months ended September 30, 2011 and 2010, 11% and 41%, respectively, of our sales were made to a surgical center located in South Florida. A shareholder of the Company is currently an equity holder in the entity that owns this surgical center and Dr. Dresnick, our President and CEO was formerly an equity holder of such entity.

As of September 30, 2011 we have accrued but have not paid salaries and benefits to the Company’s officers in the amount of $103,284.

NOTE 11.  WARRANTS AND OPTIONS

Warrants

During the nine months ended September 30, 2011, we issued warrants to purchase 50,000 shares of our common stock.  The warrants are exercisable at any time and from time to time through December 2014 at a price of $1.00 per share.

The value of the warrants granted during the three and nine months ended September 30, 2011, were determined based on the Black-Scholes Pricing Model discussed in the Options section below.

A summary of the change in outstanding and exercisable stock warrants for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, December 31, 2009	-	$-	-
Warrants issued	275,000	0.1682	2.76 years
Warrants exercised	(50,000)	(0.0151)	(0.80) years
Balance, December 31, 2010	225,000	0.1833	1.96 years
Warrants issued	50,000	1.0000	1.07 years
Warrants exercised	(125,000)	(0.5000)	(0.46) years
Balance, September 30, 2011	150,000	$0.4000	1.54 years

Options

During 2011, we issued stock options to employees and consultants as follows:

During April, May and July 2011, we issued to consultants, options to purchase at any time and from time to time, 100,000, 770,000 and 825,000 shares, respectively, at a per share purchase price equal to $0.50, $1.00 and $1.00, respectively, expiring at various dates during 2014 and 2015.

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

The value of the all options granted during the nine months ended September 30, 2011, were determined based on the Black-Scholes Pricing Model using the following range of assumptions:

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

A summary of the change in outstanding and exercisable stock options for nine months ended September 30, 2011, and the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Options	Exercise Price	Contractual Life
Balance, December 31, 2009	-	$-	-
Options issued	835,000	0.2096	2.70 years
Balance, December 31, 2010	835,000	$0.2096	2.70 years
Options issued	2,275,933	0.8372	3.50 years

Balance, September 30, 2011	3,110,933	$0.6688	3.12 years

The following table shows the number of options that vest in each of the subsequent years and the deferred compensation to be recognized in the corresponding years.

	Number of Options to be Vested	Deferred compensation to be recognized
2011	370,833	$80,655
2012	912,916	$313,436
2013	787,918	$267,487
2014	173,750	$17,664
2015	-	$-

NOTE 12.  EQUITY

We issued 822,686 shares of common stock during  the nine months ended September 30, 2011  as satisfaction of accrued compensation of $411,345 due to employees. Of the 822,686 shares, 744,175 were issued to executive officers of the company. In addition, the company issued 24,666 shares of common stock for $37,198 for services rendered by doctors who serve on our Advisory Panel.
From  May through September 2011 $1,574,500 principal amount of Convertible Debentures were converted.  Of the $1,574,500 principal amount of Convertible Debentures converted, $990,100 principal amount of the Convertible Debentures were converted at $2.00 per share; $9,500 principal amount of Convertible Debentures were converted at $.50 per share; and  $574,900 principal amount of Convertible Debentures, were converted at  $1.50 per share. We decreased the conversion price for the $9,500 principal amount of  Convertible Debentures  because in connection with this conversion we were released from paying $9,500 of accounts payable to the holder of this Convertible Debenture.    We decreased the conversion price for the $574,900 principal amount of  Convertible Debenture  because in connection with this conversion, we received additional cash investments in the amount of $390,400 from the holders of these Convertible Debentures.

NOTE 13.  CONCENTRATION AND CREDIT RISK

During the three and nine months ended September 30, 2011, we derived revenues from two and three significant customers, respectively,  which, in the aggregate, exceeded 10% of our total revenue during these periods.  For the three and nine months ended September 30, 2011 revenues from these customers were $19,209 and $75,395 respectively.  In 2010, we derived revenues of over 10% from two customers.  For the three and nine months ended September 30, 2010 revenues from these two customers were $16,345 and $51,894 respectively.

We extend credit to our customers in the normal course of business and generally require no collateral on such credit sales.

NOTE 14.  SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

During October and November 2011, we issued Convertible Debentures in the aggregate principal amount of $210,500 to unrelated third parties. The Convertible Debentures are subject to the same terms as those referred to in Note 9.

In November 2011 we  sold an 8% convertible note which generated net proceeds to us of  $50,000.  The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 31, 2012.  The Note is convertible into common stock, at the holder’s option, at a 41% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 150 days following the closing, and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, we have no right of prepayment.

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

Innovative Distribution
We believe that the methods by which medical implants are distributed are changing.    While many physicians prefer to have a sales representative in the operating room during surgery to assist surgical technicians with the use of our implant systems, a number of facilities, in an effort to control cost, are choosing to buy direct.  For common surgeries, many doctors and administrators do not need the assistance of an onsite representative.  In an effort to address both needs, we employ multiple distribution methods.

Innovative Pricing
We have a significantly lower cost structure than many of our larger competitors which allows us to offer implants at prices which are 40-60% lower than our competitors.

We have FDA 510 (k) approval for 25 products.  Approved products include mini to large cannulated screw systems used for bone fixation as well as. locking plate and screw systems for use in the ankle, wrist, elbow, clavicle and shoulder.    We are currently working towards to submitting 510(k) applications for cervical and lumbar spinal products and upon  approval of these 510(k) applications, of which there can be no assurance, enter the spinal implant market and as a consequence  offer products that cover the majority of fractures treated by orthopedic surgeons.

Our revenues to date have been derived from sales of 2.0, 2.4, 3.0, 3.5, and 4.0 cannulated screws used for small bone fixation primarily in the hand and foot.  In addition to the cannulated screws, we also sell K-wires and drill bits used to implant the screws.  In late September 2011, we had a limited initial release of our plate and screw systems used primarily for ankle fractures.  These products are used in trauma applications and we expect sales from this product line to represent an increasing part of our revenues going forward.

Our products are manufactured in the United States using only U.S. medical grade alloys.  A portion of our  products are manufactured by us in our Medley, Florida facility and the remainder of the manufacturing is outsourced.   All of our suppliers are based in the United States, have FDA certified facilities and use only medical grade alloys.

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

We have incurred significant losses due to, among other things, negative cash flows and have an accumulated deficit of $2,448,372 as of September 30, 2011.  Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 compared to Three and Nine Months Ended September 30, 2010

Revenue - During the three months  ended September  30, 2011 as compared to the three months ended September 30, 2010, our net sales increased $30,276 to $58,268 from $27,992.  For the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, net sales increased $96,132 to $185,669 from $89,537.  The increase in revenue was due to the release of additional sets of our redesigned cannulated screw systems that we launched in late 2010, the hiring of  new distributors in South Florida, Georgia and North Carolina as well as the limited initial release of our modular locking small fragment system.  We also gained new customers in 2011.

Cost of Sales - For the three months  ended September 30, 2011, cost of sales decreased approximately 11% to $14,031 as compared to $15,787 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, the cost of sales increased $3,936 to $46,568 from $42,632.   Costs of goods purchased and held for resale during the three months  ended September 30, 2011 and 2010 were $55,044 and $31,100, respectively.   For the nine months ended September 30, 2011 and 2010 the costs of goods purchased and held for resale were $87,936 and $72,983 respectively.  The costs of goods sold, as calculated using the weighted average method, were $7,471 and $7,513, respectively for the three months  ended September 30, 2011 and 2010 and $29,177 and $26,791 for the nine months ended September 30, 2011 and 2010, respectively.

Gross Profit –  Cost of sales as a percentage of net sales was approximately 24% for the three months  ended September 30, 2011 as compared to approximately 56% for the three months  ended September 30, 2010.  Cost of sales as a percentage of net sales was approximately 25% for the nine months ended September 30, 2011 as compared to 48% for the nine months ended September 30, 2010.  Gross profit increased approximately 362% to $44,237 for the three months  ended September 30, 2011 as compared to $12,205 for the three months  ended September 30, 2010.  Gross profit increased approximately 297% to $139,101 for the nine months ended September 30, 2011 as compared to $46,905 for the nine months ended September 30, 2010.

Selling, General and Administrative Expenses - For the three months  ended September 30, 2011 selling, general and administrative expense increased 281% to $568,255 as compared to $202,118  for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 selling, general and administrative expenses increased 581% to $1,672,125 as compared to $287,838 for the nine months ended September 30, 2010. For the three months  ended September 30, 2011 officer compensation increased to $180,747 as compared to $120,000 for the three months  ended September 30, 2010.  During the nine months ended September 30, 2011 officer compensation increased to $700,625 as compared to $120,000 during the nine months ended September 30, 2010.  These increases were due to employment agreement obligations that commenced in October 2010 as well as additional options issued to Dr. Dresnick and Ken West, our Vice President-Sales and a  member of our Board of Directors. . For the three months  ended September 30, 2011,  professional fees and other compensation increased $185,526 to $224,659 as compared to $39,133 for the three months  ended September 30, 2010.  For the nine months ended September 30, 2011, professional fees and other compensation increased $564,012 to $631,917 from $67,905 for the nine months ended September 30, 2010.   For the three months  ended September 30, 2011 general and administrative  expenses increased $98,458 to $128,967 as compared to $30,509 for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011, general and administrative expenses increased $173,684 to $245,916 from $58,670 for the nine months ended September 30, 2010.   For the three months ended September 30, 2011 selling expense increase $19,351 to $31,827 as compared to $12,476 for the three months ended September 2010.  For the nine months ended September 30, 2011 selling expense increased $53,028 to $94,291as compared to $41,263 for the nine months ended September 30, 2010.  The increase in selling expense was the result of increased commissions and the addition of new sales representatives.   Non-officer compensation and related expenses are anticipated to continue to increase.   Sales commissions increased due to the hiring of sales representatives on commissions only payment basis.  As we grow, of which there can be no assurance, commissions are expected to continue to grow.  Our professional fees were primarily attributable to accounting and legal fees incurred in connection with the Registration Statement, and additional SEC reporting requirements.  We anticipate that our expenses will continue to grow as these expenses are necessary to sustain our  operations.

Operating Loss – Our operating loss for the three months  ended September 30, 2011 was $524,018 as compared to an operating loss of $189,913 for the three months ended September 30, 2010. For the nine months ended September 30, 2011 our operating loss was $1,533,024 as compared to an operating loss of $240,933 for the nine months ended September 30, 2010.  The increase in operating loss was a direct result of the increase in operating expenses.  Interest expense decreased to $45,067 for the three months  ended September 30, 2011 as compared to $76,605 interest expense for the three months  ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011 was $158,130 as compared to $143,239 for the nine months ended September 30, 2010.  The increase in interest was the result of a large increase in the amortization of discounts related to the issuances of options and warrants for the nine months ended September 2011 and 2010 of $92,789 and $16,111, a large decrease in the amortization of loan discounts for the nine months ended September 2011 and 2010 of $0 and $62,069, and a small increase in the amount of interest expense on debt for the nine months ended September 2011 and 2010 of $65,341 and $65,059, respectively.  Net loss for the three months  ended September 30, 2011 was $569,085 as compared to $265,840 for the three months  ended September 30, 2010.  Net loss for the nine months ended September 30, 2011 was $1,691,154 as compared to $375,478 for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying unaudited condensed financial statements, we have incurred substantial net losses for the nine months ended September 30, 2011 of $1,691,154 and has a working capital deficit of $259,875 and a accumulated deficit of $2,448,372.

Net cash used for operating activities for the nine months ended September 30, 2011 was $1,041,143, which includes   a net loss of $1,691,154 offset by depreciation and amortization expense of $71,031, amortization of discount on the loans of $92,789, stock based compensation of $425,351, an increase in accounts payable and accrued expenses of $499,236, and a decrease in inventory of $298,802.

Net cash used for operating activities for the nine months ended September 30, 2010 was $410,830, which includes  a net loss of $375,478 offset by depreciation and amortization expense of $52,727, amortization of discount on the loans of $78,180, stock based compensation and shares issued for services of $66,000, an increase in accounts payable and accrued expenses of $155,854, and a decrease in inventory of $268,295.

Net cash used in investing activities for the nine months ended September 30, 2011 was $46,007 compared to net cash used in investing activities for the nine months ended September 30, 2010 of $49,251.  Cash used in 2011 was attributable to the purchase of property and equipment and surgical sets.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $1,169,000 which included a net amount of $891,500 generated from our sale of convertible debentures, offset by $34,402 of  capital lease payments and  $37,492 of loan repayments ($5,579 of which was repaid to related parties).

Net cash provided by financing activities for the nine months ended September 30, 2010 was $696,475, which included  $744,500 generated from our  of 9% promissory notes maturing on December 15, 2010 (all of which notes  were either  paid in full or exchanged for 5% Convertible Debentures due December 1, 2014) and an additional $38,000 loan from a stock offering and exercise of warrants, offset by $32,208 of capital lease payments and  $53,817 of loan repayments which was repaid to related parties.

Net cash on hand as of September 30, 2011 was $27,647, an increase of  $14,956 from net cash on hand as of  December 31, 2010.

Inventory is comprised of two components:  screw inventory which we manufacture, and the cost of products purchased and held for resale without any improvements (e.g. K-wires, drill bits and instruments).  Both screw and goods purchased and held for resale resulted in an overall increase in inventory to $1,065,996 as of September 30, 2011 as compared to $767,194 as of the year ended December 31, 2010.  A portion of the total value of inventory is carried as non-current which resulted in current total inventory of $ 409,882 as of   September 30, 2011 as compared to $470,476 as of the year ended December 31, 2010.  Non-current inventory as of September 30, 2011 was $656,114 and $296,718 as of the year ended December 31, 2010.   The increase in non-current inventory was the result of increased  production in anticipation of releasing additional surgical sets.  Each set launched requires the manufacture of inventory to stock the set as well as provide for replacement.  As of the three months  ended September 30, 2011 screw inventory was $600,666 as compared to $696,153 as of the year ended December 31, 2010.  Inventory for goods purchased and held for resale as of September 30, 2011 was $43,583 as compared to $77,176 as of the year ended December 31, 2010.  The cost of inventory as of September 30, 2011 increased by approximately 85% to $944,316, as compared to December 31, 2010 because of the increase in the number of screws held in inventory. Each surgical set requires an inventory of approximately 700 screws. This inventory is necessary so that surgeons will have the screws they need when they are performing surgery. We anticipate that our inventory will continue to grow. Overall screw inventory increased to 48,572 units as of September 30, 2011 as compared to 29,210 units as of the year ended December 31, 2010.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception and as of September 30, 2011 we have an accumulated deficit of $2,448,372.  We have expended, and expect to continue to expend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, our research and development efforts and regulatory compliance and corporate governance. The actual amount of capital we will require to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next several months do not meet our expectations and/or our expenses are higher than expected and/or we are unable to acquire additional financing, our existing resources will not be sufficient to meet our cash flow requirements and we may be unable to continue our operations.  Whether we can continue operations will depend on whether we are able to generate sufficient revenue from operations and/or raise additional funds; neither of which can be assured.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If we develop new business or engage or hire a new chief financial officer or similar financial expert, we intend to review our disclosure controls and procedures.

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

The was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 21 , 2011