Form 10-K
period 2011-12-31
Internal Fixation Systems, Inc.
filed 2012-04-17
CIK 1501732

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-54363

INTERNAL FIXATION SYSTEMS, INC.
 (Exact name of registrant as specified in its charter)

Florida	20-4580923
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5901 SW 74th Street, Suite 408, South Miami, FL	33143
(Address of principal executive offices)	Zip Code

(786) 268-0995
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE	None
Title of each class	Name of each exchange
on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer”, accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock.  The registrant’s common stock began trading on the OTC- QB on October 5, 2011.

There were 7,114,740 shares of the Registrant's Common Stock, $0.05 par value per share, outstanding as of March 30, 2012.

 DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNAL FIXATION SYSTEMS, INC

PART I

ITEM 1.	BUSINESS.

FORWARD-LOOKING STATEMENTS

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about our ability to continue as a going concern. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to” we,” us,” our,” the Company” and "IFS" refers to Internal Fixation Systems, Inc., a Florida corporation and its subsidiaries.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

General

Internal Fixation Systems (IFS) is a manufacturer and marketer of value priced orthopedic, podiatric and spinal implants that was organized and incorporated under the laws of the state of Florida in 2006 and commenced operations in 2007.  We focus on commonly used, market proven products that have been the standard of care for many years.  Our mission is to redesign these implants to incorporate features desired by surgeons and sell them for 40-60% less than the competition.  Our current customers include ambulatory surgery centers, hospitals, surgeons, and Group Purchasing Organizations (GPOs).

In order to deliver quality, value priced implants, we seek to be innovative in all aspects of our business from product design to distribution and sales.  We continually look for ways to enhance products, promote better inventory management, reduce redundancy and streamline distribution.  We do not seek to develop and design new classes of implants, but rather to be innovative regarding existing implant products more commonly used in the trade.

According to iData, the orthopedic implant market in the United States is expected to reach $34 Billion by 2014.  There are several national competitors, who have employed a strategy of premium pricing to date.  The market leader in our primary markets, cannulated screws and plate and screw systems, is Synthes.  According to iData Research, Synthes has almost 50% of the cannulated screw market and over 60% of the plate and screw market.  The other dominant players include Zimmer, Smith & Nephew, Stryker and DePuy.

Until recently, companies offering premium priced surgical implant products have had little competition.  The cost of implants has increased an average of 8 to 10% annually over the last 10 years.  Medicare and more recently Medicaid and other third party payers have reduced reimbursement rates for surgical implants.  We believe this has and will continue to  cause buyers of implants (e.g.  hospitals and surgi-centers) to increasingly focus on ways to reduce their costs to obtain implants.  Several companies offering value priced surgical implant products have attempted to meet this anticipated need by competing with the more established companies offering premium priced products but none have gained significant market share.  As a means of acquiring a comparative pricing advantage over premium priced companies, certain companies have chosen to import into the United States lower cost products manufactured in Asia and Latin America.  Many surgeons are wary of implants that are manufactured outside of the United States and acceptance to date has been low.  There is often a bias by surgeons that lower price means lower quality.  In order to compete effectively, products must be equivalent or superior to those sold by the industry leaders.

We currently have FDA 510(k) approval for 25 products which cover a majority of fractures treated and procedures performed.  Our approved products include mini to large cannulated screw systems used for bone fixation as well as locking plate and screw systems for use in the ankle, wrist, elbow, clavicle and shoulder.  We have entered into distribution agreements for large cannulated screw systems as well as an external fixator.

Our revenues to date have been derived from sales of screws and plates used for bone fixation of extremities.  In addition to the cannulated screws, we also sell K-wires and drill bits used to implant our products.  In late September 2011, we had a limited initial release of small fragment locking plate and screw system, used primarily to treat fractures in the ankle, foot, and forearm.  This system can be used to treat fractures in the shoulder, pelvis, tibia and hip and has trauma applications as well.

Product Design/Manufacture

Our strategy is to focus on commonly used, market proven orthopedic, podiatric and spinal implant products (80% of what surgeons, hospitals, and surgery centers typically use).  Our product development team identifies product priorities based on the needs of our target market and their revenue potential.  We then identify the leading product in that segment and bring it to our Advisory Panels, comprised of nationally recognized surgeons, for evaluation and identification of  potential improvements.  We have separate panels in podiatry, orthopedics and spine.  Each Advisory Panel consists of approximately 10 Board Certified surgeons who are active in the principal hospitals and trauma centers in their area.  They have an average of 10 years of surgical experience and many are involved in academic teaching.  Panel members have extensive experience with competitive products and are helpful in identifying improvements and enhancements.  After collecting feedback from the Panel Members, our product development team creates a new design.  This is then reintroduced to the panel for final comment or approval.  Once the design is finalized, we begin production.  We believe that this process leads to the development of superior implants and products.  A portion of our products are manufactured by us in our Medley, Florida facility and the remainder of the manufacturing is outsourced.  All of our suppliers are based in the United States, have FDA certified facilities and use only U.S. medical grade alloys.

Modular Set Design

We design our surgical sets to allow our physicians maximum flexibility while minimizing redundant inventory. Our self contained modules provide all the implants surgeons need.  Our modular systems contain specific implants along with their required instruments.

 Distribution

We employ multiple distribution methods.  While some physicians express a desire to have a sales representative in the operating room during surgery, a number of facilities, in an effort to control cost, are choosing to buy directly from manufacturers like us.  For common surgeries, many facilities do not require an onsite representative.  The elimination of a representative for every case allows us to reduce our cost of delivery.

Pricing

We deliver quality implants at value prices.  Medicare is no longer reimbursing implants separately and is paying one reduced global fee.  Private insurance companies are following suit or lowering implant reimbursement rates.  We believe that these changes in the reimbursement and purchasing environment, demonstrates that there is an increased need for the lower cost alternative products that we provide.

The way in which purchasing decisions are made is changing.  In the past, surgeons would request the products that they wanted regardless of their price.  Many surgeons were not aware of the costs.  In the new environment, the decision making process is shared.  More and more purchasing managers require value analysis studies to be completed on potential products so that the price has become an important consideration when approving vendors.

General Liability Insurance

We have a $2 million general liability policy that covers claims resulting from the sale and/or use of our products.

Employees

As of our fiscal year end 2011, we employed 15 persons, all of whom were full-time. Of these, 9 were employed at our corporate offices in administrative capacities and 6 were employed in our manufacturing facility. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Government Regulation of Medical Devices

Medical devices are subject to regulation by the FDA as well as state agencies.  These regulations, as well as various federal and state laws, govern the manufacturing, labeling, record keeping, clinical testing and marketing of these products. The majority of our medical device product candidates must undergo a government regulatory approval process prior to sale in the United States.  The process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of material financial resources.  Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restriction on their manufacture, sale or use, or their withdrawal from the market.

All of our current products are medical devices intended for human use and are subject to FDA regulation. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance. The FDA regulations generally:

•	set standards for medical devices;
•	require proof of safety and effectiveness prior to marketing;
•	require safety data and clinical protocol approval prior to evaluation in humans;
•	establish FDA-mandated current good manufacturing practices, or cGMPs; and
•	permit detailed inspection of manufacturing facilities.

These regulations also require reporting of product defects to the FDA.  FDA regulation divides medical devices into three classes. Class I devices are subject to general controls to preclude mislabeling or adulteration and require compliance with labeling and other general requirements. Class II devices are subject to special controls and must also comply with general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes information on the safety and effectiveness of the device.  All of IFS's products are defined as Class II Devices.

In February 2011, we had a routine inspection from the FDA.  The results of the  inspection was reported to us in April 2011 without material issues.

ITEM 1A.	RISK FACTORS.

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1 A.

ITEM 2.	PROPERTIES.

Our manufacturing operations are located in approximately 2,000 square feet at 10100 NW 116th Way, Suite 18 in Medley, FL  33168.  We sublease this space from a former shareholder of the Company  for  $3,177 monthly pursuant to a written lease that expires in October 2012.

Our corporate headquarters are located in approximately 1,722 square feet at 5901 SW 74th Street, Suite 408, in South Miami, FL 33143.  We lease this space from an unaffiliated third party for $3,795.00 monthly pursuant to a written lease that expired February 28, 2012 and is extended on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently party to two separate legal actions.

The Employment Agreement with Christopher Endara, our former Vice President-Engineering, Quality and Regulatory Affairs, was terminated on December 30, 2011.  During January, 2012, Mr. Endara initiated a lawsuit against us, Dr. Dresnick, our President and Chief Executive Officer and Laura Cattabriga, our Chief Financial Officer and Secretary, in the Circuit Court For the Eleventh Judicial Circuit In and For Miami-Dade County, Florida (Case No. 12-02099 CA 25).  Mr. Endara's complaint makes claims against us for breach of his Employment Agreement, unpaid wages and for inspection of corporate records and makes claims against Dr. Dresnick and Ms. Cattabriga for unpaid wages, tortious interference with an advantageous business relationship and negligent per se violation of Florida Statutes, Section 448.045.  He seeks, among other compensatory damages, monies that he claims are due to him under his Employment Agreement and his legal fees from us.  We intend to vigorously defend this lawsuit.

We sublet our manufacturing space and we rent certain manufacturing equipment from a former shareholder.  Following a dispute over late fees, in December 2011, the former shareholder caused the power to be turned off in our manufacturing space resulting in damage to machines we use in manufacturing.  In February 2012, we filed suit against the former shareholder to recover our damages caused by his turning off the power and the former shareholder counterclaimed against us for eviction and payments under a promissory note and the sublease.  While there can be no assurances that this matter will be settled in a manner which is favorable to us, if at all, we are currently engaging in settlement discussions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER FO PURCHASES OF EQUITY SECURITIES.

Market Information

The Company began trading Common Stock on the OTC - QB on October 5, 2011 under the symbol IFIX.  The following table shows the high and low closing prices for the period indicated:

Year	High	Low

2011
Oct.5, 2011-Dec. 31, 2011	$3.30	$2.25

On April 13, 2012, the closing price for our common stock on the OTC-QB was $0.75 per share. The quotations listed above reflect interdealer prices, without retail mark-up, markdown, or commissions and may not represent actual transactions

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally defined as securities with a market price of less than $5.00 per share that do not appear on the NASDAQ or one of the larger exchanges.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock to deliver a standardized risk disclosure document prepared by the SEC that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;  (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stock; and (f) contains such other information and is in such form including language, type size and format, as the SEC shall require by rule or regulation.

The  broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its sales person in the transaction; (c) the number of shares to which such bid and ask prices apply or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement  showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity of our common stock.  Therefore stockholders may have difficulty selling our securities.

Holders

As of March 30, 2012, we had 140 holders of record of our common stock.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future as we expect to use all available funds for the development of our products and business.

ITEM 6.	SELECTED FINANCIAL DATA.

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item  10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements that we may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures.  We assume no obligation to update any forward-looking statements.

OVERVIEW

We are a manufacturer and marketer of value priced orthopedic and podiatric implants.  We have financed our operations to date from proceeds from the sale of our securities and from advances from investors and related parties.  We have incurred significant losses due to, among other things, negative cash flows and have an accumulated deficit of $4,208,413 as of December 31, 2011.  Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If our sales over the next several months do not meet or exceed our expectations, our resources will not be sufficient to meet our cash flow requirements.  Likewise, if our expenses exceed our expectations and our sales do not exceed our expectations sufficient to cover our expenses, we will need additional funds to implement our business plan and continue our operations..  We will not be able to fully establish our business if we do not have adequate working capital and if we do not generate adequate working capital through operations; we will need to raise additional funds, whether through a stock offering or otherwise.  There can be no assurances that capital will be available to us on terms acceptable to us, if at all.

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

Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest.

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

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants, options and convertible debt totaling 4,152,264 and 1,968,750 shares as of December 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable are recorded at the time a sale is made.  There is an evaluation of the aging of receivables as compared to the historic collection rates from various vendors, with consideration of the aging.  Receivables which have been unpaid for over 365 days have been fully reserved.  The allowance for doubtful accounts was $30,551 and $13,911 for the years ended December 31, 2011 and 2010, respectively.

Inventory

The Company’s inventory consists primarily of raw materials, manufactured and purchased finished goods available for sale, including screws and tools. Inventory is valued at the lower of cost or market determined by the weighted average method. Inventory that the Company estimates will be sold within the next business cycle is considered current inventory.  For the year ended December 31, 2011 we recorded an expense to reserve $116,000 of inventory which we are not actively selling.

There is a portion of our inventory that is classified as Current, which is inventory that is expected to be sold during the current business cycle; the remainder of the Inventory is classified as a long term asset.

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred with improvements and betterments capitalized. Upon disposition, original asset cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized. Depreciation expense is computed using the straight-line method over related assets estimated useful lives for financial statement purposes. All of the assets in service have a 5 year estimated useful life. Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $98,334 and $71,382, respectively. Of these amounts, $67,890 and $64,657, respectively, were capitalized within inventory, and $30,444 and $6,725, respectively, were included within selling, general and administrative expenses.

Intangible Assets

The Company capitalizes costs associated with legal fees paid in connection with obtaining approval of the Food and Drug Administration (FDA) for the sale of the medical devices. Total fees of $7,991 were paid through December 31, 2011. In accordance with FASB ASC 350, the license is determined to have an indefinite useful life.

Capital Lease Obligations

Certain long-term lease transactions relating to the financing of equipment are accounted for as capital leases. Capital lease obligations reflect the present value of future rental payments, less an interest amount implicit in the lease. A corresponding amount is capitalized as property and equipment, and depreciated over the individual asset’s estimated useful life.

Deferred Offering Costs

Expenses incurred relating to the filing of the Registration Statement which had been capitalized as of December 31, 2010 of $145,330 has been reclassified along with current period costs of $91,442 as an offset against additional paid in capital during the year ended December 31, 2011 in accordance with ASC 340-10 “Other Assets and Deferred Costs”.

Income Taxes

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

Research and Development Costs

The Company expenses research and development costs as incurred.  For the years ending December 31, 2011 and 2010, the Company had $40,986 and $35,874 in research and development costs, respectively.

Stock-Based Compensation

The Company applies FASB ASC 718, “Compensation – Stock Compensation”, to stock-based compensation awards. FASB ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the fair value of the stock based compensation or the value of the compensation on the date of issuance, whichever is more readily determinable.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees "using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. FASB ASC 505-50 replaces EITF No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

During the year ended December 31, 2011 issued stock based compensation in the form of options of $1,234,216 and shares issued for services of $199,199.

Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for as equity in accordance with FASB ASC 480, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity”.

RESULTS OF OPERATIONS

Comparison of Years  Ended December 31, 2011 and  December 31, 2010

Revenue - During the year ended December 31, 2011 as compared with the year ended December 31, 2010, net sales increased $162,492 to $310,614 from $148,122.  The increase in revenue was due to our release of additional sets of our redesigned cannulated screw systems in late 2010.  We also gained new customers in 2011.

Cost of Sales – For the year ended December 31, 2011 as compared to the year ended December 31, 2010, cost of sales increased $11,824 to $64,627 from $52,803.  Cost of sales as a percentage of net sales was approximately 21% for the year ending December 31, 2011 as compared to 36% for the year ended December 31, 2010.

Gross Profit – During the year ended December 31, 2011 as compared with the year ended December 31, 2010, gross profit increased $150,668 to $245,987 from $95,319.  The increased gross profit was due to the increase in revenue combined with the Company’s ability to significantly lower its manufacturing cost per unit with moderate increase in cost of sales.

Selling, General and Administrative Expenses - For the year ended December 31, 2011 selling, general and administrative expenses increased 420% to $3,351,842 as compared to $643,937 for the year ended December 31, 2010. For the year ended December 31, 2011 officer compensation increased to $1,542,502  as compared to $258,000 for the year ended December 31, 2010.  These increases were due to employment agreement obligations that commenced in October 2010 as well as additional stock options issued to officers and employees.  For the year ended December 31, 2011, professional fees and other compensation increased $798,001, to $975,189 as compared to $177,188 for the year ended December 31, 2010 due in principal part to fees related to our registration statement which was declared effective by the Securities and Exchange Commission on May 13, 2011 and ongoing legal and accounting costs related to our operating as a reporting public company.

For the year ended December 31, 2011, general and administrative expenses increased $411,327, to $530,562 as compared to $119,235 for the year ended December 31, 2010.  For the year ended December 31 2011 selling expenses increased $230,841, to $303,526 as compared to $72,685 for the year ended December 31, 2010.  In 2011, we settled substantial expenses related to salary and amounts owing to vendors by delivering stock and stock options rather than cash.  Please see note 14 to our financial statements.

Non-officer compensation and related expenses are anticipated to continue to increase.  Sales commissions increased due to the hiring of sales representatives on commissions only payment basis.  As we grow, of which there can be no assurance, commissions are expected to continue to grow.  Our professional fees were primarily attributable to accounting and legal fees incurred in connection with the Registration Statement and the professional fees which are required to support us as a fully reporting public company.

Operating loss – Our operating loss for the year ended December 31, 2011 was $3,105,855 as compared to an operating loss of $548,618 for the year ended December 31, 2010. The increase in operating loss of $2,557,237 was a direct result of the increase in operating expenses.

Other expenses increased to $345,340 for the year ended December 31, 2011 as compared to $241,516.  The increase for 2011 was due to losses recognized for changes in fair value of derivative liabilities of $43,335 and losses on conversion of debt of $113,782.  These losses were offset by a reduction in interest expense recognized during 2011 of $53,293 as a result of the conversion of convertible debentures to common stock during the year.

Net loss for the year ended December 31, 2011 increased $2,669,775, to $3,451,195 compared to $781,440 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash of $1,633 and total liabilities of $ 1,667,911.  We decreased our debt in 2011 by $475,924 to $847,724 as of December 31, 2011 from $1,323,648 as of December 31, 2010.

Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern.  We are seeking to raise capital  through the sale of our securities and from advances from investors and related parties. Without additional funding, there can be no assurances that we will be able to continue our  operations.  Our ability  to continue as a going concern is dependent upon our ability to raise additional capital, further implement our business plan and generate sufficient revenues.

Discussion of Cash Flows

Net Cash used in Operating Activities for the year ended December 31, 2011 was $1,500,270 compared to $721,692 for the year ended December 31, 2010.  During the year ended December 31, 2011, the most significant use of cash for operating activities resulted from the net loss from operations for the year.

Net cash used in investing activities for the year ended December 31, 2011 was $80,438 compared to $77,970 for the year ended December 31, 2010.  Cash used in 2011 and 2010 was attributable to the purchase of property and equipment

Net cash provided by financing activities for the year ended December 31, 2011 was $1,569,650 which included a net amount of $1,418,500 generated from the sale of convertible debentures; an additional $213,000 loan advanced from related parties as well as proceeds from convertible notes for $95,500 and exercised options and warrants for $10,600; offset by $46,257 of capital lease payments and $121,693 of loan repayments ($39,370 of which was repaid to related parties).

Net cash provided by financing activities for the year ended December 31, 2010 was $807,603, which included $624,500 of bridge loan financing and $237,000 of convertible debentures.

Accounts Receivable:  The reported value of net accounts receivable at December 31, 2011 was $96,593; an increase from the net balance of accounts receivable at December 31, 2010 of $62,831 of $33,762.  The balance sheet reserves of accounts receivable as of December 31, 2011 and 2010 respectively were $30,551 and $13,911.  The methods used to reserve for uncollectable accounts receivables outstanding were consistent from year to year and consistent with industry standards.

Inventory: Total inventory is comprised of two components: screw inventory which we manufacture, and the products purchased and held for resale without any improvements (e.g. K-wires, drill bits and instruments).  Both screws and goods purchased and held for resale resulted in an overall increase of 58% in inventory to $1,214,932 as of December 31, 2011 as compared to $767,194 as of the year ended December 31, 2010.  The portion of the inventory which is expected to be sold during the next business cycle is classified as current inventory.  Current inventory was valued at $403,845 as of December 31, 2011 as compared to $470,476 as of December 31, 2010.  Long-term inventory as of December 31, 2011 was valued at $811,087 as compared to $296,718 as of December 31, 2010.

During the year ended December 31, 2011, we issued to several unaffiliated third party non-institutional investors, $1,418,500 principal amount of our convertible debentures due December 1, 2014 (the "Convertible Debentures") in exchange for $1,418,500 cash.  Under the Convertible Debentures, we are obligated to pay interest semi-annually commencing June 2011 for $196,000  principal amount of the Convertible Debentures.  The Convertible Debentures are convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion, however the conversion rate cannot fall below conversion rates ranging from $$0.50 to $2.00 as specified in each debenture. The fair market value of this feature is not readily ascertainable and we have recorded no value associated with the Convertible Debenture terms.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception and as of December 31, 2011 we have an accumulated deficit of $4,208,413.  We have expended, and expect to continue to expend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, our research and development efforts and regulatory compliance and corporate governance.  The actual amount of capital we will require to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next several months do not meet our expectations and/or our expenses are higher than expected and/or we are unable to acquire additional financing, our existing resources will not be sufficient to meet our cash flow requirements and we may be unable to continue our operations.  Whether we can continue operations will depend on whether we are able to generate sufficient revenue from operations and/or raise additional funds; neither of which can be assured.

 OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this Annual Report on Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Stephen J. Dresnick, MD our chief executive officer and Laura Cattabriga, our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We believe that the financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented.

b. Changes in Internal Control over Financial Reporting.

Our management has determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c. Management Report On Internal Control Over Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control — Integrated Framework.  Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 because we create, review and process financial data without internal independent review due to our not having sufficient personnel.  Due to this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements could occur and not be detected, prevented or corrected.  Notwithstanding this material weakness, we believe that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented.

ITEM 9B	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the company's directors and executive officers as April 10, 2011:

Name	Age	Position
Stephen J. Dresnick	61	Chairman of Board of Directors, CEO, President
Laura Cattabriga	42	Chief Financial Officer, Secretary
Kenneth West	40	Director , Vice President Sales
Jay Higgins	66	Director
Robert Kuechenberg	64	Director
Hugh Quinn	39	Director

The Company's directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation.

Stephen J. Dresnick, M.D. has been our Chairman, Chief Executive Officer and President since April, 2009.  Dr. Dresnick founded Sterling Healthcare Group, Inc. ("Sterling") in 1987, a firm engaged in providing physician practice management services to hospital based emergency departments. Sterling was acquired in November 1996 by FPA in a stock transaction worth approximately $220 million.  In March 1998, Dr. Dresnick was requested to and assumed the positions of Chief Executive Officer and President of FPA and led the company through its reorganization and restructuring under Chapter 11 bankruptcy proceedings. In May 1999, FPA's plan of reorganization was confirmed and the company was subsequently sold to Coastal Emergency Physicians and renamed PhyAmerica. In 2004 Dr. Dresnick bought PhyAmerica out of its bankruptcy sale and renamed the company Sterling Healthcare. He served as President and CEO until he left the company in 2008 prior to its sale to a private equity firm. In 2008 Dr. Dresnick was chosen to head Rachlin, LLP’s healthcare advisory group, which was a joint venture between Dr. Dresnick and Rachlin LLP, a regional accounting firm in the Southeast United States. Since the beginning of 2009, when Dr. Dresnick left Rachlin, Dr. Dresnick has been involved with his own healthcare consulting company, “Dresnick Healthcare Advisors.”  Dr. Dresnick’s pertinent experience, qualifications, attributes and skills include his experience in the medical field, managerial experience, financial literacy and the knowledge and experience he has attained through his service as an officer and  director of publicly-traded corporations and his experience as an investor.

Laura Cattabriga has been our Chief Financial Officer and Secretary since April 2010.  From January 2009 through March 2010, Ms Cattabriga was an Engagement Principal at Dresnick Healthcare Advisors, whose clients included hospitals, outpatient medical centers, physician practices and startup medical product companies.  As an Engagement Principal, Ms. Cattabriga’s responsibilities included providing interim management services, helping clients with strategic planning, developing growth plans and assisting with corporate turn-arounds.  From 2008 until 2009, Ms. Cattabriga served as Director of Business Development for SURGEM of Florida where her primary responsibility was  recruiting new investors for the company’s Ambulatory Surgical Centers in Florida.  From 2007 until 2008, she served as the Business Development Representative for Reliance Pathology Partners and Oral, Head and Neck Laboratory.  From 2005 until 2007, she was a freelance consultant focusing on small and emerging businesses, helping companies to grow their businesses, increase revenues and implement organizational improvements.

Kenneth C. West has been our Vice President of Sales and Marketing on a part time basis since our inception and on a full time basis since October 1, 2010 and is responsible for sales and marketing our products.  From January 2009 until September, 2010 Mr. West served as a clinical sales manager for Trans1 Inc., a manufacturer and distributor of spinal fixation products.  From January 1, 2008 until January 1, 2009 he served as a sales manager for Round Table Medical, an authorized distributor for Trans1 Inc.  Mr. West also worked at Nexa Orthopedics from January 1, 2007 until January 1, 2008.  From January 2004 until January 2007, he served as a territory manager for Miami Florida for Synthes USA and Synthes spine.  Mr. West’s pertinent experience, qualifications, attributes and skills include sales and marketing expertise and the knowledge and experience he has attained through his years working in the orthopedic and podiatric implant industry.

Jay Higgins was appointed to the Board in December of 2011.  Since 1995 Mr. Higgins has served as the Chairman of Bengal Partners, a boutique investment firm that he founded.  Prior to founding Bengal Partners, Mr. Higgins spent over 20 years at Salomon Brothers where in 1986 he was named Vice Chairman and Head of Global Investment Banking.  He served as Vice Chairman of Soloman Brothers until his retirement in 1992.  Mr. Higgins’ pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his years working in the finance industry.

Robert Kuechenberg was appointed to the Board in December of 2011.  Mr. Kuechenberg was a member of the Miami Dolphins for fourteen seasons from 1970 through 1983.  Since retiring from professional sports, Mr. Kuechenberg  has been active with several charities including Boy Scouts of America, Miami Project to Cure Paralysis, the Jackson Memorial Foundation, Ryder Trauma Center and the Able Trust.  Mr. Kuechenberg’s pertinent experience, qualifications, attributes and skills include his managerial experience, financial literacy and the knowledge and experience he has attained through his charitable and business endeavors. .

Hugh Quinn was appointed to the Board in December of 2011.  Since December 2010 Mr. Quinn has been  the Director of Client Solutions at CareCloud a developer of electronic medical record software.  From July 2010 through December 2010, Mr. Quinn worked in sales and business development for Bentrust, an employee benefits firm.  From February 2010 through July 2010, Mr. Quinn was a sales representative at SOI, an employee benefit and outsourcing firm. From 2007 through December 2009, Mr. Quinn was a sales representative for Alpha Staff, an employee leasing firm. Mr. Quinn’s pertinent experience, qualifications, attributes and skills include his managerial experience, financial literacy and the knowledge and experience he has attained through his service as a sales executive.

Board Committees

There are no Committees of the Board of Directors.  The Board of Directors acts as our Audit Committee.

Code of Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the Nasdaq Rules. Upon written request to our Corporate Secretary, Internal Fixation Systems, Inc, 5901 SW 74th Street, Suite 408, South Miami, FL  33141,  we will provide, without charge, any person with a copy of our Code of Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Overview

We are a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act of 1933, as amended, and Item 10 of Regulation S-K.  Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies.  This Compensation Overview section discusses the compensation programs and policies for our executive officers, including our “Named Executive Officers.”

Our Board of Directors has the sole authority and responsibility to review and determine the compensation package of our chief executive officer and each of our other named executive officers, each of whom is identified in the Summary Compensation Table below.  Our Board of Directors also considers the design and effectiveness of the compensation program for our other executive officers and approves the final compensation package, employment agreements and stock award and option grants for all of our executive officers.

Set forth below is a discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements.  Information regarding director compensation is included under the heading “Director Compensation” below.

General Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for our growth and success and to align the interests of these executives with those of our shareholders.  To achieve this objective, besides annual base salaries, our executive compensation program utilizes incentives through cash bonuses and equity-based compensation.  In establishing overall executive compensation levels, our Board of Directors considers a number of criteria, including the executive’s scope of responsibilities, prior and current period performance and attainment of individual and overall company performance objectives and retention concerns.  Our president and chief executive officer and our Board of Directors believe that substantial portions of executive compensation should be linked to the overall performance of our company, and that the contribution of individuals over the course of the relevant period to the goal of building a profitable business and shareholder value will be considered in the determination of each executive’s compensation.

  Generally, our Board of Directors reviews and, as appropriate, modifies compensation arrangements for executive officers each fiscal year, subject to the terms of existing employment agreements with our named executive officers, as discussed below.  For the fiscal year ended December 31, 2011, except for our president and chief executive officer’s compensation, our Board of Directors also considered our president and chief executive officer’s executive compensation recommendations, which recommendations were presented at the time of our Board of Directors’ annual review of executive performance and compensation arrangements.  In making such determinations, the Board of Directors considered the overall performance of each executive and their contribution to the growth of our company and its products as well as overall company performance through personal and corporate achievements.  As we are not cash-flow positive, the Board of Directors considered each executive officer’s contributions to cost management and long-term value creation for our shareholders for the fiscal year ended December 31, 2011, as well as the retention of our executive officers.

Summary Compensation Table

The following table shows the compensation awarded to, earned by or paid to our Named Executive Officers for our 2011 fiscal year and from October 1, 2010 (the date we became obligated to pay salaries to our Named Executive Officers) thru December 31, 2010:

Name and Position	Year	Salary (1)		Option Awards (2)		All other Compensation	Total Compensation

Stephen J. Dresnick	2011	$160,610	(a)	$287,499	(a)	$0	$448,109
President, Chief Executive Officer and Director	2010	58,500		5,372	(a)	0	63,872

Laura Cattabriga	2011	160,610	(b)	151,469	(b)	0	312,079
Chief Financial officer	2010	58,500		3,834	(b)	0	62,334

Kenneth C. West	2011	160,610	(c)	247,549	(c)	0	408,159
VP Sales, Director	2010	58,500		3,834	(c)	0	62,334

Christopher D. Endara	2011	155,764	(d)	104,063	(d)	0	259,827
VP, Engineering, Director	2010	58,500		3,834	(d)	0	62,334
-------------------------------
(1)
(a) For the fiscal year ended December 31, 2011,we owed to Dr. Dresnick $219,110 in salary, which amount is comprised of (i)$58,500 of salary which he earned  but we did not pay him as of December 31, 2010; and (ii) $160,610 of annual 2011 salary.  During 2011, in partial satisfaction of the salary amounts we owed to Dr. Dresnick, we paid to him, (i) $2,467 in cash; and (ii) issued to him 280,840 shares of our common stock (the shares were valued at $140,420) and Dr. Dresnick agreed to release us from $140,420 of salary obligations upon his receipt of the shares).  As of December 31, 2011, we continue to owe to Dr. Dresnick $76,036 for salary obligations incurred through December 31, 2011.
(b) For the fiscal year ended December 31, 2011,we owed to Ms Cattabriga $219,110 in salary, which amount is comprised of (i)$58,500 of salary which she earned but we did not pay her as of December 31, 2010; and (ii) $160,610 of annual 2011 salary.  During 2011, in partial satisfaction of the salary amounts we owed to Ms. Cattabriga, we paid to her, (i) $64,034 in cash; and (ii) issued to her 220,304 shares of our common stock (the shares were valued at $110,152) and Ms. Cattabriga agreed to release us from $110,152 of salary obligations upon her receipt of the shares).  As of December 31, 2011, we continue to owe to Ms. Cattabriga $44,924 for salary obligations incurred through December 31, 2011.
(c) For the fiscal year ended December 31, 2011,we owed to Mr. West $219,110 in salary, which amount is comprised of (i)$58,500 of salary which he earned  but we did not pay him as of December 31, 2010; and (ii) $160,610 of annual 2011 salary.  During 2011, in partial satisfaction of the salary amounts we owed to Mr. West, we paid to him, (i) $55,504 in cash; and (ii) issued to him 243,032 shares of our common stock (the shares were valued at $121,516 and Mr. West agreed to release us from $121,516 of salary obligations upon his receipt of the shares).  As of December 31, 2011, we continue to owe to Mr. West $42,090 for salary obligations incurred through December 31, 2011.
(d) During 2011, in partial satisfaction of the salary amounts we owed to Mr. Endara, we paid to him, (i) $110,099 in cash.  As of December 31, 2011, we continue to owe to Mr. Endara $45,655 for salary obligations incurred through December 30, 2011.  Mr. Endara’s employment was terminated as of December 30, 2011.
(2) Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2011 and 2010 fiscal years for the fair value of stock-based compensation granted in fiscal 2011 and prior fiscal years in accordance with ASC 718 “Compensation - Stock Compensation.”  Under SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions.  See note 13 to our financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K regarding the assumptions underlying the valuation of these grants.

(a) Represents options to acquire 340,419 and 150,000 shares of our common stock granted in 2011 and 2010, respectively exercisable at any time and from time to time through October 2012 at exercise prices ranging from $0.20 to $1.00 per share.
(b) Represents options to acquire 124,155 and 150,000 shares of our common stock granted in 2011 and 2010, respectively, exercisable at any time and from time to time  through October 2013 at exercise prices ranging from $0.20 to $1.00 per share.
(c) Represents options to acquire 339,519 and 150,000 shares of our common stock granted in 2011 and 2010, respectively, exercisable at any time and from time to time  through October 2013 at exercise prices ranging from $0.20 to $1.00 per share.
(d) Represents options to acquire 221,908 and 150,000 shares of our common stock granted in 2011 and 2010 , respectively, exercisable at any time and from time to time through October 2013 at exercise prices ranging from $0.20 to $1.00 per share.

Certain Material Terms of Employment Agreements with Named Executive Officers

Named Executive Officer	Date of Agreement	Annual Base Salary*		Options Granted		Expiration Date of Agreement	Duration of Severance Payments
Stephen J. Dresnick, MD	10/18/11	$125,000		150,000	(1)	10/18/14	2 years
Laura Cattabriga	10/10/10	$125,000		150,000	(2)	10/1/12	1 year
Kenneth C. West	10/18/11	$125,000		150,000	(1)	10/18/14	2 years
Christopher D. Endara (2)	10/18/11	$125,000	(2)	150,000	(1)	(3)	(3)
-----------------------------
*Does not include $35,610 payable for health, automobile and telephone expense.
(1)
This option has an exercise price of $.20 per share, vests in three equal annual installments of 50,000 shares with the first installment vested on October 1, 2011 with each installment exercisable for a 3-year period.

(2)
This option has an exercise price of $.20 per share, vests in three equal annual installments of 50,000 shares with the first installment vested on October 1, 2010 with each installment exercisable for a 3-year period.

(3)
On December 30, 2011, we provided written notice to Christopher Endara that his employment with us was terminated.  We believe our obligations to Mr. Endara under his Employment Agreement are limited to the payment of accrued and unpaid salary through the date of his termination.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table discloses information regarding outstanding equity awards as of December 31, 2011 for each of our Named Executive Officers.

Named Executive Officer	Number Of Securities Underlying Unexercised Options (# Exercisable)	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (# Unexercisable)	Option Exercise Price	Option Expiration Date

Stephen J. Dresnick	0	100,000	$2.00	9/30/16
	148,635		$2.00	5/18/14
	172,265		$1.00	12/31/14
	200,000		$2.00	9/30/13

Laura Cattabriga	50,000	100,000	$.20	9/30/16
	124,155		$1.00	12/31/14

Kenneth C. West	50,000	100,000	$.20	9/30/16
	200,000		$.50	5/17/14
	139,519		$1.00	12/31/14

Christopher D. Endara	47,000	100,000	$.20	9/30/16
	200,000		$.50	5/1/14

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Nonqualified Deferred Compensation

We do not have any plan that provides for deferred compensation.

Indemnification

Our bylaws require us to indemnify our directors and officers to the fullest extent permitted by Florida law.

Stock Ownership Guidelines

We have not implemented stock ownership guidelines for our executive officers.

Director Compensation

Fiscal 2011 Director Compensation

Director	Option Awards (includes prior fiscal years) ($)	All Other Compensation ($)	Total ($)
Stephen J. Dresnick, MD	0	0	0
Jay Higgins (1)	161,210	0	161,210
Robert Kuechenberg (1)	161,210	0	161,210
Hugh Quinn (1)	161,210	0	161,210
Matt Endara (2)	-	-	-
Christopher D. Endara (3)	-	-	-
------------------------
(1)
Elected to the Board of Directors on December 15, 2011, and was granted an option to purchase 100,000 shares of common stock.  The option vests in three equal increments each year commencing on December 15, 2011, and are exercisable for a period of three years from the applicable vesting date.  We recognized $13,434 of this amount as compensation during fiscal year 2011.

(2)
Resigned as a director effective October 17, 2011 pursuant to a separation agreement.  As of December 31, 2011, Mr. Matt Endara held an option to purchase 75,000 shares of common stock which is exercisable through October 31, 2014 at an exercise price of $0.20 per share.

(3)
Mr. Endara’s status as a director was terminated in accordance with the terms of his employment agreement on December 30, 2011 when we terminated his employment.  As of December 31, 2011, Mr. Christopher Endara held an option to purchase 147,000 shares of common stock at an exercise price of $.20 per share, which vests in three annual installments of 50,000 with the first installment vested on October 1, 2011 with each installment exercisable for a 3-year period.

Communications with Directors

               Stockholders may communicate with the members of our Board of Directors by sending a letter addressed to them in care of Laura Cattabriga, our Corporate Secretary, Internal Fixation Systems, Inc.  5901 SW 74th Street, Suite 408, South Miami, FL in an envelope clearly marked “Stockholder Communication.”  Ms. Cattabriga will forward such correspondence unopened to the Board member to whom it is addressed.. If multiple communications are received on a similar topic, Ms. Cattabriga may, in her discretion, forward only representative correspondence.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2011 with the exceptions noted below:

•
Stephen Dresnick, MD filed late a Form 3 and a Form 4 late with respect to the acquisition of options to purchase 280,933 shares and failed to file Form 4s with respect to the acquisition of 406,604 shares of common stock and options to purchase 372,265 shares of common stock .

•
Ken West filed late a Form 3 and a Form 4 with respect to the acquisition of options to purchase 200,000 shares and failed to file Form 4s with respect to the acquisition of 261,521 shares of common stock and options to purchase 139,519 shares of common stock.

•	Laura Cattabriga filed a Form 3 late and failed to file Form 4s with respect to the acquisition of 233,638 shares of common stock and options to purchase 124,155 shares of common stock.

•	Christopher Endara filed late a Form 3 and a Form 4 with respect to the acquisition of options to purchase 200,000 shares.

•	Matt Endara filed an incomplete Form 3 with respect to options to purchase 150,000 shares of common stock.

•	Hugh Quinn filed an incomplete Form 3 with respect to 65,000 shares and shares issuable upon the conversion of a 5% convertible promissory note issued by the company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the number of shares of our Common Stock beneficially owned as of March 30, 2012 by (i) those persons or groups known by us to beneficially own more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, who we refer to as Named Executive Officers, and (iv) all directors and executive officers as a group.  The number of shares beneficially owned by each individual or group is based upon information in SEC documents, other publicly available information or information available to us.  Applicable percentage ownership in the following table is based on 7,114,740 shares of common stock outstanding as of March 30, 2012.

Shares of our common stock issuable upon the exercise of options or warrants that are presently exercisable or exercisable within 60 days of March 30, 2012 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them and their address is our address.

Unless otherwise indicated, the business address of each person listed below is c/o Internal Fixation Systems, Inc., 5901 SW 74th Street, Suite 408, South Miami, Florida 33143.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class

Officers and Directors:
Stephen J. Dresnick, MD (2)	1,988,437	27.9%
Laura Cattabriga (3)	431,793	5.9%
Kenneth C. West (4)	1,136,040	16.0%
Robert Kuechenberg (5)	33,333	*
Jay Higgins (5)	43,333	*
Hugh Quinn (6)	108,333	1.5%
All executive officers and directors as a group (6 persons)	3,741,269	52.6%

Other 5% or More Beneficial Owners:
Christopher D. Endara (7)	707,000	9.9%
Matthew Endara (8)	535,000	7.4%

--------------------------
* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

(2)
Includes (i) options to purchase 172,265 shares of common stock exercisable through December 31, 2014 at an exercise price of $1.00 per share; (ii) options to purchase 148,635 shares of common stock exercisable through May 18, 2014 at an exercise price of $.50 per share; (iii) options to purchase 80,933 shares of common stock exercisable through June 30, 2015 at an exercise price of $.50 per share; and (iv) a warrant to purchase 200,000 shares of common stock through September 30, 2013 at an exercise price of $2.00 per share.

(3)
Includes 20,000 shares owned by Laura Cattabriga and her spouse, 4,000 shares owned for the benefit of her minor children, and options to purchase (i) 50,000 shares of common stock exercisable through October 1, 2013 at an exercise price of $.20 per share and (ii) 124,155 shares of common stock exercisable through December 31, 2014 at an exercise price of $1.00 per share.

(4)
Includes options to purchase (i) 50,000 shares of common stock exercisable through September 30, 2014 at an exercise price of $.20 per share; (ii) 200,000 shares of common stock exercisable through May 17, 2014 at an exercise price of $.50 per share; and (iii) 139,519 shares of common stock exercisable through December 31, 2014 at an exercise price of $1.00 per share.

(5)	Includes 33,333 shares of common stock issuable upon the exercise of stock options exercisable at any time and from time to time through December 15, 2014 at an exercise price of $1.00 per share.
(6)
Includes 33,333 shares of common stock issuable upon the exercise of stock options exercisable at any time and from time to time through December 15, 2014 at an exercise price of $1.00 per share.
Does not include any shares issuable upon conversion of a 5% convertible promissory note issued to Mr. Quinn in September 2011 in the original principal amount of $75,000.

(7)
Includes options to purchase (i) 47,000 shares of common stock exercisable through September 30, 2014 at an exercise price of $.20 per share; and (ii) 200,000 shares of common stock exercisable through May 14, 2014 at an exercise price of $.50 per share.

(8)	Includes 75,000 shares of common stock issuable upon the exercise of stock options exercisable at any time and from time to time through October 31, 2014 at an exercise price of $0.20 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities.  Such additional capital may not be available timely or on terms acceptable to us, if at all.  Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.

Our Board of Directors is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general, under regulations promulgated by the SEC, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving an aggregate amount which is expected to exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for our last two completed fiscal years.  In reviewing and approving any related party transaction or material amendment to any such transaction, the Board of Directors must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

In October 2011, we entered into a $200,000 secured revolving credit agreement with Stephen J. Dresnick, MD, our Chairman of the Board, CEO and President. Under the credit agreement, we may borrow from time to time up to $200,000 to be used for working capital or general corporate purposes.  Borrowings under the credit agreement mature on September 30, 2012 and bear interest at a rate of 10% per year, payable on the maturity date.  The Company’s repayment obligations under the revolving credit agreement are secured by all of the Company’s assets.  The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of and all accrued and unpaid interest on, such note.  Amounts may be repaid and reborrowed under the revolving credit agreement without penalty.  We have borrowed the full amount available under the credit agreement as of December 31, 2011.  In connection with the original issuance of the revolving credit agreement we issued to Dr. Dresnick warrants to purchase 200,000 shares of our Common Stock, at any time and from time to time through September 30, 2013, at $2.00 per share.

In July 2011 we satisfied in full a note payable to Dr. Dresnick issued in May 2009 in the original principal amount of $125,000 by (i) paying to Dr. Dresnick $39,000; (ii) issuing to Dr. Dresnick 226,365 shares of our Common Stock; and (iii) cancelling warrants granting Dr. Dresnick the right to acquire (x) 125,000 shares of our common stock at any time and from time to time through October 1, 2012 at $.25 per share, (y) 50,000 shares of our common stock at any time and from time to time through September 30, 2014 at $.20 per share; and (z) 51,365 shares of our common stock at any time and from time to time through May 18, 2014 at $.50 per share.

In May 2011, upon our Registration Statement being declared effective by the SEC and as per the terms of the note, we satisfied in full a note payable to Dr. Dresnick issued in May 2009 in the original principal amount of $100,000 by issuing to Dr. Dresnick 500,000 shares of our common stock.

In December 2011, we issued to Dr. Dresnick, Ms. Cattabriga and Mr. West, 280,840, 220,304 and 243,032 shares of our common stock in exchange for their releasing the Company from its obligation to pay $172,265, $124,155 and $121,516 of salary.   In addition, in December 2011, we granted to Dr. Dresnick, Ms. Cattabriga and Mr. West options to acquire 172,265, 124,155 and 139,519 shares of our Common Stock, respectively, at any time and from time to time through December 31, 2014 at an exercise price of $1.00 per share, in connection with their agreement to defer their salaries.

In September 2011 we issued to Hugh Quinn, a 5% convertible note in the principal amount of $75,000. Mr. Quinn became a member of our Board of Directors in December 2011.  This note replaced two earlier 5% convertible debentures held by Mr. Quinn in the principal amounts of $25,000 and $50,000. Our repayment obligations under the note are personally guaranteed by  Stephen J. Dresnick, MD, our President and  CEO.  Under the note, Mr. Quinn may call the note at any time upon 14 days prior written notice to us, in which event all of the outstanding amounts under the note will become due and payable.  Under the note, we paid to Mr. Quinn  $28,750 ($25,000 of principal and $3,750 of interest) in November 2011 and became obligated to pay to him, 60 equal monthly payments of $943.56 of principal and interest commencing December 1, 2011 thru and including November 1, 2016, which monthly amounts we have paid thru March 2012.   The note is convertible into shares of our common stock at the holder's option, at a  per share conversion price equal to the lesser of (i) 85% of the volume weighted average daily price for our common stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion or (iI) two dollars per share.  As of December 31, 2011, the principal amount outstanding under the note  was $49,264.77.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

During the years ended December 31, 2011 and December 31, 2010, Goldstein Schechter Koch (“GSK”) audited the financial statements of the Company.  The aggregate fees GSK billed the Company for these years for professional services rendered were as follows:

Services Rendered	Year Ended 12/31/11	Year Ended 12/31/10
Audit Fees	$38,000	$37,000

Tax Fees	$0	$0
All Other Fees	$0	$0

Audit fees included fees for professional services rendered for the audit of the financial statements of the Company and accounting consultations on matters related to annual audits or interim reviews.

Tax fees included fees primarily for tax compliance and advice.

The Board has considered the provisions for services by GSK, other than services rendered in connection with auditing of our annual financial statements and reviewing our interim financial statements and determined that the provisions for these services are compatible with maintaining the independence of GSK.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.            The following financial statements of Internal Fixation Systems, Inc. and Report of Goldstein Schechter Koch LLP, independent registered public accounting firm, are included in this report:

2.            Financial statement schedules: None.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

31.1 (1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2 (1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1 (1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 ---------------------------
(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNAL FIXATION SYSTEMS, INC.
Dated: April 16, 2012	By:	/s/ Laura Cattabriga
		Name:	Laura Cattabriga
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Laura Cattabriga	Chief Financial Officer	April 16, 2012
Laura Cattabriga /s/ Stephen Dresnick, MD	President/CEO/Director	April 16, 2012
Stephen Dresnick, MD /s/ Ken West	Director	April 16, 2012
Ken West /s/ Jay Higgins	Director	April 16, 2012
Jay Higgins s/ Robert Kuechenberg	Director	April 16, 2012
Robert Kuechenberg /s/ Hugh Quinn	Director	April 16, 2012
Hugh Quinn

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Internal Fixation Systems, Inc.
South Miami, Florida

We have audited the accompanying balance sheets of Internal Fixation Systems, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2011. Internal Fixations Systems, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internal Fixation Systems Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of approximately $3,450,000 and $781,000 in 2011 and 2010. Additionally, the Company has an accumulated deficit of approximately $4,208,000 and a working capital deficit of approximately $683,500 at December 31, 2011 and is unable to generate sufficient cash flow to fund current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida
April 16, 2012

INTERNAL FIXATION SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31,

ASSETS
CURRENT ASSETS	2011	2010

Cash	$1,633	$12,691
Accounts receivable, net	96,593	62,831
Inventory,current portion	403,845	470,476
Deferred offering costs	-	145,330
Prepaid expenses and other	95,046	4,825
Total current assets	597,117	696,153

PROPERTY AND EQUIPMENT, net	356,264	340,463

OTHER ASSETS
Inventory, long term, net	811,087	296,718
Licenses and security deposit	20,741	16,991

TOTAL ASSETS	$1,785,209	$1,350,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$480,022	$185,910
Accrued salaries and related expenses	270,206	208,087
Capital lease obligations, current portion	49,440	46,257
Loans and notes payable - related parties, net of discount	207,190	243,156
Loans and notes payable - bridge loan financing, net of discount	90,000	100,000
Loans and notes payable - convertible note, net of discount	72,437	-
Loans and notes payable - other, current portion	41,448	36,152
Derivative liability	69,959	-
Total current liabilities	1,280,702	819,562

LONG-TERM LIABILITIES
Capital lease obligations, less current portion	87,143	136,583
Convertible loans and notes payable	245,265	761,500
Loans and notes payable - other, less current portion	54,801	-

TOTAL LIABILITIES	1,667,911	1,717,645

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.05 par value; 10,000,000 shares
authorized, 5,729,037 and 2,793,700 issued and
outstanding, respectively	286,451	139,685
Additional paid in capital	4,039,260	250,213
Accumulated deficit	(4,208,413)	(757,218)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	117,298	(367,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,785,209	$1,350,325

The accompanying notes are an integral part of these financials statements

INTERNAL FIXATION SYSTEMS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2011	2010

Sales, net	$310,614	$148,122

Cost of sales	64,627	52,803

Gross profit	245,987	95,319

Selling, general and administrative expenses
Officer compensation	1,542,502	274,875
Professional fees and other compensation	975,252	177,188
General and administrative expenses	530,562	119,189
Selling expenses	303,526	72,685
Total selling, general and administrative expenses	3,351,842	643,937

Operating loss	(3,105,855)	(548,618)

Other expenses
Interest expense	(188,223)	(241,516)
Loss on derivative liabilty	(43,335)	-
Loss on debt conversion	(113,782)	-

Loss before taxes	(3,451,195)	(790,134)

Benefit from income taxes	-	8,694

Net loss	$(3,451,195)	$(781,440)

Basic and diluted loss per share	$(0.86)	$(0.31)

Weighted average shares outstanding basic and diluted	4,016,949	2,488,896

The accompanying notes are an integral part of these financials statements

INTERNAL FIXATION SYSTEMS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2011 and 2010

				Stock	Retained Earnings
	Common Stock		Additional	Subscription	(Accumulated
	Shares	Amount	Paid In Capital	Receivable	Deficit)	Total

Balance, December 31, 2009	2,000,000	$100,000	$16,748	$(76,000)	$24,222	$64,970

Shares issued in connection with bridge-loan financing	644,500	32,225	64,450	-	-	96,675

Shares issued for cash	59,200	2,960	26,640	-	-	29,600

Shares issued for services	40,000	2,000	18,000	-	-	20,000

Stock warrants issued in connection with bridge-loan financing	-	-	5,000	-	-	5,000

Stock options to officers	-	-	16,875	-	-	16,875

Stock warrants exercised	50,000	2,500	2,500	-	-	5,000

Cash paid for stock subscriptions receivable	-	-	-	30,000	-	30,000

Services provided for stock subscriptions receivable	-	-	-	46,000	-	46,000

Beneficial conversion feature resulting from loan modification	-	-	100,000	-	-	100,000

Net loss	-	-	-	-	(781,440)	(781,440)

Balance, December 31, 2010	2,793,700	139,685	250,213	-	(757,218)	(367,320)

Issuance of options for compensation and services	-	-	1,234,216	-	-	1,234,216

Common stock issued for compensation - advisory panel	32,799	1,640	47,559	-	-	49,199

Common stock issued for compensation - consultant	75,000	3,750	146,250	-	-	150,000

Warrants and options issued in connection with issuance of related party debt	-	-	89,079	-	-	89,079

Exercise of options and warrants for payment of notes and other payables - related parties	326,365	16,318	60,615	-	-	76,933

Common stock issued for conversion of notes and other payables - related parties	500,000	25,000	75,000	-	-	100,000

Common stock issued for conversion of convertible debentures	1,081,290	54,064	1,975,052	-	-	2,029,116

Accrued salaries satisfied with issuance of common stock	866,883	43,344	390,098	-	-	433,442

Exercise of stock options for cash	53,000	2,650	7,950	-	-	10,600

Offering costs	-	-	(236,772)	-	-	(236,772)

Net loss	-	-	-	-	(3,451,195)	(3,451,195)

Balance, December 31, 2011	5,729,037	$286,451	$4,039,260	$-	$(4,208,413)	$117,298

The accompanying notes are an integral part of these financials statements

INTERNAL FIXATION SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,451,195)	$(781,440)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortized interest on discount on bridge loan financing	-	101,675
Amortized interest on discount on loans and notes payable - related parties	95,779	50,000
Amortized interest on discount on loans and notes payable - convertible notes	3,561	-
Stock based compensation	1,234,216	62,875
Loss on debt conversion	113,782
Loss on derivative liability	43,335	-
Shares issued for services	199,199	20,000
Bad debt expense	16,640	4,294
Change in inventory allowance	116,234	-
Deferred income taxes	-	(8,694)
Depreciation expense	64,637	71,380
Changes in operating assets and liabilities:
Accounts receivable	(50,402)	(27,786)
Inventory	(563,972)	(415,145)
Deferred offering costs	(91,442)	(145,330)
Prepaid expenses	(90,221)	(3,611)
Licenses and security deposit	(3,750)	-
Accounts payable and accrued expenses	863,329	350,090

NET CASH USED IN OPERATING ACTIVITIES	(1,500,270)	(721,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(80,438)	(77,970)

NET CASH USED IN INVESTING ACTIVITIES	(80,438)	(77,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	26,000
Proceeds from notes payable - convertible debenture	1,418,500	237,000
Proceeds from notes payable - bridge loan financing	-	624,500
Proceeds from exercise of warrants and options	10,600	5,000
Proceeds from stock subscription receivable	-	33,600
Proceeds from notes payable - related parties	213,000	-
Proceeds from notes payable - convertible notes	95,500	-
Net payments of loans and notes
payable - related parties	(39,370)	(75,196)
Payments of capital lease obligations	(46,257)	(43,301)
Payments of notes payable - convertible note	(49,265)	-
Payments of notes payable - other	(33,058)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,569,650	807,603

NET (DECREASE) INCREASE IN CASH	(11,058)	7,941

CASH – Beginning	12,691	4,750

CASH – Ending	$1,633	$12,691

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$62,107	$50,022

Non-cash investing and financing activities -
Notes and interest payable converted to common stock	$2,029,116	$-
Notes payable - related party converted to common stock	$100,000	$-
Common stock and warrants issued in connection with bridge-loan financing	$-	$96,675
Common stock issued as payment for accrued salaries	$433,442	$-
Options issued in connection with related party notes payable	$89,079	$-
Warrants and options exercised for debt payments in lieu of cash	$76,933	$-
Stock warrants issued in connection with bridge-loan financing	$-	$5,000
Beneficial conversion feature resulting from loan modification	$-	$100,000

The accompanying notes are an integral part of these financials statements

INTERNAL FIXATION SYSTEMS
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

- Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

- Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

- Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest.

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

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants, options and convertible debt totaling  4,144,406 and 1,968,750 shares as of December 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable are recorded at the time a sale is made.  There is an evaluation of the aging of receivables as compared to the historic collection rates from various vendors, with consideration of the aging.  In 2010, Receivables which have been unpaid for over 365 days have been fully reserved.  In 2011 Receivables unpaid for over 180 days have been fully reserved. The allowance for doubtful accounts was $30,551 and $13,911 for the years ended December 31, 2011 and 2010, respectively.

Inventory

The Company’s inventory consists primarily of raw materials, manufactured and purchased finished goods available for sale, including screws and tools. Inventory is valued at the lower of cost or market determined by the weighted average method. Inventory that the Company estimates will be sold within the next business cycle is considered current inventory.  For the year ended December 31, 2011, we recorded an expense to reserve  $116,234 of inventory which we are not actively selling.

There is a portion of our inventory that is classified as Current, which is inventory that is expected to be sold during the current business cycle; the remainder of the Inventory is classified as a long term asset.

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

Intangible Asset

The Company capitalized costs of $7,991 associated with legal fees paid in connection with obtaining approval of the Food and Drug Administration (FDA) for the sale of the medical devices.. In accordance with FASB ASC 350, the license is determined to have an indefinite useful life.

Capital Lease Obligations

Certain long-term lease transactions relating to the financing of equipment are accounted for as capital leases. Capital lease obligations reflect the present value of future rental payments, less an interest amount implicit in the lease. A corresponding amount is capitalized as property and equipment, and depreciated over the individual asset’s estimated useful life.

Deferred Offering Costs

Expenses incurred relating to the filing of the Registration Statement which had been capitalized as of December 31, 2010 of $145,330 has been reclassified along with current period costs of $91,442 as an offset against additional paid in capital during the year ended December 31, 2011 in accordance with ASC 340-10 “Other Assets and Deferred Costs.”

Income Taxes

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

Research and Development Costs

The Company expenses research and development costs as incurred.  For the years ending December 31, 2011 and 2010, the Company had $40,986 and $35,874 in research and development costs, respectively.

Stock-Based Compensation

The Company applies FASB ASC 718, “Compensation – Stock Compensation”, to stock-based compensation awards. FASB ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the fair value of the stock based compensation or the value of the compensation on the date of issuance, whichever is more readily determinable.

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

During the year ended December 31, 2011 the Company issued stock based compensation in the form of options of $1,234,216 and shares issued for services of $199,199.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements which may apply to the Company.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Reclassifications out of accumulated other comprehensive income are to be presented either on the face of the financial statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Reclassification adjustments into net income need not be presented during the deferral period. This action does not affect the requirement to present items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”. Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

We do not believe that the adoption of these new pronouncements listed above will have a material impact on our results of operation and financial condition at the dates that the new guidance will become effective.

NOTE 2.    GOING CONCERN

Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in the accompanying financial statements, we have incurred substantial net losses for the year ended December 31, 2011 of $3,451,195.  Our cumulative net losses since inception are $4,208,413.  We have a working capital deficit at December 31, 2011 of $683,585. There is no guarantee that we will be able to generate sufficient revenue and/or raise sufficient capital to support our operations. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We are seeking to raise capital  through the sale of our securities. Without additional funding, there can be no assurances that we will be able to continue our  operations.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital, further implement our business plan of producing more of our existing products and adding new products in order to generate sufficient revenues.

NOTE 3.    INVENTORY

Our inventory consists primarily of finished implants, and products for use in surgical operations and also a nominal amount of raw materials, in total amounting to $1,214,932 and $767,194 as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, $811,087 and $296,718, respectively, of inventory is classified as a long term asset; which is not expected to be sold in the next business cycle. During the year ended December 31, 2011, the company recorded an allowance of $116,234 for obsolete inventory which is reflected as a selling expense for the year ended December 31, 2011. Long term inventory is presented net of the allowance for obsolete inventory in the balance sheet as of December 31, 2011.

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2011	2010

Manufacturing equipment	$333,679	$333,679
Inventory delivery trays	176,299	83,228
Office equipment and furniture	39,719	18,654
Leasehold improvements	13,818	13,818
	563,515	449,379
Accumulated depreciation	(207,251)	(108,916)
Total	356,264	340,463

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $98,334 and $71,382, respectively. Of these amounts, $67,890 and $64,657, respectively, were capitalized within inventory, and $30,444 and $6,725, respectively, were included within selling, general and administrative expenses.

NOTE 5.    INCOME TAXES

The components of income taxes are as follows:

	Benefit (provision)
	2011	2010
Current - federal	$0		$0
- state	0
	$0	$

Deferred - federal	$0		$7,422
- state	0		1,272
	$0		$8,694

Benefit for income taxes	$0		$8,694

 The reconciliation of income tax benefit computed at the Federal statutory tax rate to the provision for income taxes is as follows:

	2011	2010
Tax benefit at the statutory rate	$373,776	$266,532
State income tax benefit, net of federal benefit	145,028	45,668
Valuation allowance on deferred tax asset	(518,804)	(303,506)
Benefit from (provision for) income tax	$-	$8,694
Effective tax rate	19.675%	37.6%

The tax effects of significant items that give rise to deferred taxes are:

	December 31,	December 31,
	2011	2010
Current deferred tax assets
Net operating loss carryforward	$442,194	$286,688
Depreciation	-	11,587
Bad debt allowance	6,011	5,231
Inventory provision	22,869	-
Inventory capitalization adjustment	33,153	-
Accrued expenses	46,557	-
Deferred tax assets	550,784	303,506

Deferred tax liabilities
Depreciation	31,980

Subtotal	518,804	303,506
Less valuation allowance	(518,804)	(303,506)
	-	-

Consistent with the provisions of ASC Topic 740, “Income Taxes,” the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets that is  determined to be “more-likely-than not” recoverable.  This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.

At December 31, 2011, the Company had a net operating loss carry-forward totaling approximately $2,200,000 which is available to offset future income over the subsequent 20 years through December 31, 2031.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Operating Leases

Our principal office is located at 5901 SW 74th Street, Suite 408, South Miami, Florida 33143.   We currently have lease space consisting of approximately 1,722 square feet with payments of $3,750 per month which we lease pursuant to the terms of a one year lease which expired Feb 29, 2012. We are currently on a month to month extension.

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

Sub-lease expenditures under these agreements amounted to $83,669 and $103,932 for the years ended December 31, 2011 and 2010, respectively

The following is a schedule of future minimum lease payments required under these sub-lease agreements as of December 31, 2011:

2012	$31,770

Capital Lease Obligations

We lease manufacturing equipment under capital leases with terms extending through 2014.  The cost of such equipment, which was placed in service during 2010, was $287,596.  Depreciation expense of $57,519 was charged for this equipment in the accompanying statement of operations for the year ended December 31, 2011.  Assets acquired under these capital  leases are presented within property and equipment in the accompanying balance sheets.

Future minimum payments required under capital leases are as follows:

Amount

2012	57,258
2013	57,258
2014	35,316
149,832
Less amounts representing interest	(13,249)
Present value of minimum lease payments	136,583
Less: current portion	(49,440)
Capital lease obligations, net of current portion	$87,143

Legal Proceedings

We are currently party to two separate legal actions.

The Employment Agreement with Christopher Endara, our  former  Vice President-Engineering, Quality and Regulatory Affairs, was terminated on December 30, 2011. During January , 2012, Mr. Endara initiated a lawsuit against the Company, Dr. Dresnick, our President and Chief Executive Officer and Laura Cattabriga, our Chief Financial Officer, in the Circuit Court For the Eleventh Judicial Circuit In and For Miami-Dade County, Florida (Case No. 12-02099 CA 25).  Mr. Endara's complaint makes claims against us for breach of his Employment Agreement, and makes claims against Dr. Dresnick and Ms. Cattabriga for unpaid wages, tortuous interference with an advantageous business relationship and negligent per se violation of Florida Statutes, Section 448.045.  He seeks, among other compensatory damages, monies that he claims are due to him under his Employment Agreement and his legal fees from us.   We believe these claims are without merit and intend to vigorously defend this lawsuit.

We sublet our manufacturing space and we rent certain manufacturing equipment from a former shareholder.  Following a dispute over late fees, in December 2011, the former shareholder caused the power to be turned off in our manufacturing space resulting in damage to machines we use in manufacturing.  In February, 2012 we filed suit against the former shareholder to recover our damages caused by his turning off the power and the former shareholder counterclaimed against us for eviction and payments under a promissory note and the sublease. The parties are attempting to resolve their differences.

We are unable to determine the likely outcome of either of these matters nor can we estimate a range of potential loss, if any.

NOTE 7.    LOANS AND NOTES PAYABLE – RELATED PARTIES

At December 31, 2011, we are obligated to pay to Stephen J. Dresnick, MD, our CEO and President, $200,000 on a line of credit issued by us in October 2011 which accrues interest at 10% per annum (the “line of credit”).  The maturity date of the line of credit is September 30, 2012 whereupon all accrued interest together with principal amounts owed is due to be repaid by us.  In connection with the original issuance of the line of credit, we issued to Dr. Dresnick warrants to purchase 200,000 shares of our Common Stock, at any time and from time to time through September 30, 2013, at $2.00 per share.  Such warrants were valued at $57,733 based on the Black-Scholes Pricing Model discussed in Note 13.  The warrants were recorded as a discount on the date of issuance and the Company recognized $14,433 in amortized interest during 2011.  The  line of credit is secured by a security agreement whereby the Company granted a security interest in all of the assets of the Company.

As of December 31, 2011 we fulfilled an obligation to pay to Stephen J. Dresnick, MD, our CEO and President, on a note issued by us in 2010 in the original principal amount of $125,000 which accrues interest at 9% per annum (the “$125,000 Note”).   The balance of the note at December 31, 2010 was $97,488 The Company made cash payments for principal of $39,000 on this note and the remaining principal and accrued interest was satisfied by the issuance of common stock in lieu of cash payments for the exercise of 125,000 warrants with a strike price of $0.25, 50,000 options with a strike price of $0.20 and 51,365 options with a strike price of $0.50 for a total of $66,933.In connection with the original issuance of the $125,000 Note, we issued to Dr. Dresnick warrants to purchase 125,000 shares of our Common Stock, at any time and from time to time through October 31, 2012, at $0.25 per share.  During April 2011, -in connection with the extension of the maturity date on the $125,000 Note, we issued to Dr. Dresnick options to purchase 80,933 shares of our Common Stock, at any time and from time to time through June 30, 2015, at $0.50 per share.  Such options were valued at $31,346 based on the Black-Scholes Pricing Model discussed  in Note 13.

Interest expense on the $125,000 Note for the years ended December 31, 2011 and 2010 was $36,493 and $10,791, respectively. Principal and accrued interest due on the $125,000 Note was $0 and $97,751 at December 31, 2011 and 2010, respectively. The total principal due, net of the discount, as reported in the financial statements is $0 and $97,488 at December 31, 2011 and 2010, respectively. Additionally, Dr. Dresnick was issued a second promissory note issued by us to him in consideration for his advancing $100,000 to us in 2009.  The note was convertible to common stock,  accrued interest at 9% per annum and was payable, interest only, through September 1, 2011 (the "$100,000 Note"). As specified in the terms of the note, the total principal amount of the note was converted to  500,000 shares of our Common Stock upon the effectiveness of the Registration Statement on May 13, 2011. The value of this conversion feature was determined upon inception using the expected rate of return model, and recorded as a discount against the loan.  Interest expense on the $100,000 Note for the years ended December 31, 2011 and 2010 was $53,315 and $59,000, respectively. Principal and accrued interest due on the note was $0 and $102,250 at December 31, 2011 and 2010, respectively. The total principal due, net of the discount, as reported in the financial statements is $0 and $100,000 at December 31, 2011 and 2010, respectively.

In April 2011, we issued to a current shareholder who is also providing professional services to us, a 5% secured promissory note in the principal amount of $50,490 in exchange for him loaning to us $13,000 and releasing us from our obligation to pay him $37,490 of accounts payable. The secured promissory note is payable by us upon maturity in April 2012 and interest is due to be paid quarterly, and at the discretion of the note holder accrued interest may be paid in stock at $1.00 per share. In connection with the issuance of this note, we issued to him, options to purchase 100,000 shares of our Common Stock, at any time and from time to time, through  June of 2014 at $2.00 per share. These options were valued at $38,731 based on the Black-Scholes Pricing Model discussed in Note 13. The note is collateralized by our inventory and accounts receivable.  Included in convertible loans and notes payable at December 31, 2011 is a 5% convertible debenture in the amount of $75,000 payable to an individual who was elected to be a director of the Company in December 2011.

NOTE  8.   LOANS AND NOTES PAYABLE – OTHER

At December 31, 2011, we are obligated to pay to an unaffiliated third party on or before May 2014, the principal amount of $96,250 in consecutive monthly installments of $3,577 includings annual interest at 6% . The principal balance outstanding on this obligation is $96,250 and $129,306 as of December 31, 2011 and 2010, respectively.  Future minimum payments of this obligation are as follows: 2012 - $41,449, 2013 - $40,689 and 2014 - $14,112.

NOTE  9.   LOANS AND NOTES PAYABLE – CONVERTIBLE NOTES

In October and December 2011 we issued two 8% convertible notes which generated net proceeds to us of  $53,000 and $42,500 respectively.  The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on October 31, 2012 and September 8, 2012, respectively.  The Notes are convertible into common stock, at the holder’s option, at a 41% and 49% discount, respectively, to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 150 days following the closing, and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, we have no right of prepayment.

The notes contain a beneficial conversion feature which resulted in a discount upon issuance of $12,383 for the October note and $14,241 for the December note. The discounts are amortized over the life of the notes on a straight line basis. As of December 31, 2011, the balance of the notes net of their respective discounts was $ 42,595 and $ 29,842

The convertible notes are convertible into common stock of the Company at variable conversion rates that provide a fixed return to the note-holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using the Black Sholes model upon issuance and at the end of the year with gains or losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The embedded derivative of these notes was re-measured at December 31, 2011 yielding a loss on change in fair value of the derivative of $43,335 for the three months ended December 31, 2011. The derivative value of these notes at December 31, 2011, yielded a derivative liability at fair value of $ 69,959.

NOTE  10.   BRIDGE LOAN FINANCING

In March 2010, we borrowed $100,000 from an unaffiliated third party non-institutional lender and issued to the lender (i) a 9% secured promissory note in the principal amount of $100,000; and (ii) warrants to purchase 100,000 shares of our Common Stock at any time and from time to time through March 31, 2013 at $0.10 per share.  The secured promissory note was scheduled to mature in December 2010.  In December 2010, the maturity date of the note was extended to June 15, 2011, and then again to December 15, 2011.  Pursuant to the note, we are required to pay all accrued but unpaid interest together with principal amounts owed on December 15, 2011.  This note has since been amended a third time as discussed in the subsequent events footnote. The value of the warrants issued in connection with this loan was determined using an expected rate of return model and recorded as a discount against the loan amortizable through the original maturity date. The fair value of each warrant issued in connection with this loan, was $0.05, requiring us to record a discount on the loan of $5,000. Such value was recorded as an equity issuance. Interest recognized on the amortization of the discount amounted to $0 and $5,000 for the years ended December 31, 2011 and 2010, respectively. Principal and accrued interest due on the note was $94,500 and $102,250 at December 31, 2011 and 2010, respectively. The total principal due, net of the discount, as reported in the financial statements is $90,000 and $100,000 at December 31, 2011 and 2010, respectively.  This note is secured by a lien and security interest in the assets of the Company

From January 2010 through July 2010, we borrowed an aggregate of $644,500 from several unaffiliated third party non-institutional lenders and issued unsecured promissory notes in exchange for the loan proceeds.  In connection with the loans, we issued to the lenders, one share of our Common Stock for each one dollar of principal amount loaned.  The fair value of each share issued in connection with the loans was $0.15 using the expected rate of return model requiring us to record a discount on the loans of $96,675.  Such value was recorded as an equity issuance. During the year ended December 31, 2010 amortization of the discount amounted to $96,675, and is reported in the accompanying statement of operations. As of December 31, 2010, the notes were either paid off in full or were refinanced as a part of the Convertible Debenture Financing (see Note 11).

The expected rate of return model was used through July 2010 in establishing a price per share of $0.15. This price was established by comparing the stated rate of return on the associated loan terms to an expected rate of return on similar debt instruments. Stated rates of return on Company debt associated with this model ranged from 9% to 12% and expected rates of return were determined to be between 25% and 30% for the year ended December 31, 2010.

NOTE 11.    CONVERTIBLE DEBENTURE FINANCING

The Company raised $761,500 from a number of individuals with the issuance of convertible debenture notes during November and December 2010. Of the amount raised, $524,500 represented amounts that were refinanced from the Bridge Loan Financing (Note 10). The terms for $711,500 (including the refinanced Bridge Loans) of the debt are virtually identical other than the amounts and dates entered into, as follows: principal due by December 1, 2014, interest is payable bi-annually at 5% per annum commencing June 2011; A conversion feature to convert the principal of the note at either a 15% discount from the volume weighted average daily price of the Company’s common stock after public listing or a conversion price of $2.00 per share prior to the Company’s public listing.  The remaining $50,000 debenture had the same features, with the exceptions of the conversion price and interest rate.

During the year ended December 31, 2011, we issued convertible debentures to various unaffiliated third party non-institutional investors totaling $1,418,000 in principal. The convertible debentures are due on December 1, 2014 and bear interest rates varying from 5% to 8% (the "Convertible Debentures"). Under the Convertible Debentures, we are obligated to pay interest semi-annually commencing June 2011. The Convertible Debentures are convertible into shares of our common stock at a per share conversion price that was equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion, however the conversion rate cannot fall below conversion rates ranging from $0.50 to $2.00 as specified each debenture. From May through December 2011 principal amounts of $1,909,000 of the Convertible Debentures were converted to 1,081,290 of common Shares at conversion prices ranging from $0.50 to $2.00 per share. As of December 31, 2011 and 2010 we had $245,265  and $761,500, respectively, principal amount of the Convertible Debentures outstanding. In addition, on September 27, 2011 we issued a 5% convertible debenture in the amount of $75,000. Under the terms of the note we are obligated to repay $28,750 of the loan by November 15, 2011 and then make equal monthly payments of $944 beginning December 1, 2011. The note is convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion. This note replaced two earlier 5% convertible debentures held by the same party in the amounts of $25,000 and $50,000.

During May through September 2011 $1,909,000 principal amount of Convertible Debentures, including accrued interest, were converted into 1,081,290 shares of common stock.  Of the $1,909,000 principal amount of Convertible Debentures converted, $1,349,600 principal amount of the Convertible Debentures were converted at $2.00 per share; $9,500 principal amount of Convertible Debentures were converted at a price of $0.50 per share; $50,000 principal amount of Convertible Debentures were converted at a price of $1.00 per share; and  $499,900 principal amount of Convertible Debentures, were converted at a price of $1.50 per share.

In addition, on September 27, 2011 we issued a 5% convertible debenture in the amount of $75,000 payable to a director of the Company. Under the terms of the note we are obligated to repay $28,750 of the loan by November 15, 2011 and then make equal monthly payments of $944 beginning December 1, 2011. The note is convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion. This note replaced two earlier 5% convertible debentures held by the same party in the amounts of $25,000 and $50,000.

NOTE 12.  RELATED PARTY TRANSACTIONS

For both the years ended December 31, 2011 and 2010, 14% and 34%, respectively, of our sales were made to a surgical center located in South Florida. A shareholder of the Company is currently an equity holder in the entity that owns this surgical center and Dr. Dresnick, our President and CEO was formerly an equity holder of such entity.

As of December 31, 2011 we have accrued but have not paid salaries and benefits to the Company’s officers in the amount of $270,205.

NOTE 13.  WARRANTS AND OPTIONS

Warrants

During the year ended December 31, 2011, we issued warrants to purchase 200,000 shares of our common stock in connection with the line of credit discussed in Note 7.  The warrants are exercisable at any time and from time to time through October 2013 at a price of $2.00 per share.The Company recognized a discount on the debt of $57,733 upon issuance of the warrants and the Company recognized $14,433 in amortized interest during 2011.

 The value of the warrants granted during the year ended December 31, 2011, were determined based on the Black-Scholes Pricing Model discussed in the Options section below.

A summary of the change in outstanding and exercisable stock warrants for the years ended December 31,2011 and 2010 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, December 31, 2009	-	$-	-
Warrants issued	275,000	0.1682	2.76 years
Warrants exercised	(50,000)	(0.0151)	(0.80) years
Balance, December 31, 2010	225,000	0.1833	1.96 years
Warrants issued	200,000	2.0000	2.00 years
Warrants exercised	(225,000)	(0.1833)	(1.96) years
Balance, December 31, 2011	200,000	$2.0000	1.82 years

Options

During 2011, we issued stock options to employees and consultants as follows:

Pursuant to the extension of the maturity date of a loan held by Dr. Dresnick, (see Note 7), we issued to Dr. Dresnick, options to purchase at any time and from time to time, through June 2015, 80,933 shares of our common stock at $0.50 per share. The Company recognized a discount of $31,346 upon issuance which was fully amortized to interest during the year.

From April to July  2011, we issued to consultants, options to purchase1,695,000 shares, respectively, at a per share purchase price ranging from $0.50 to $1.00.  270,000 of these options were exercisable upon issuance. Accordingly, the Company recognized $97,088 in consulting expense upon issuance. The remainder of the options expire over 30 to 33 month and are exercisable ratably over the requisite service period. The total value of these options was $529,914 of which $88,318 was recognized over the current year’s service period.

In May 2011, we issued to three of our executive officers, Dr. Dresnick, Kenneth West and Chris Endara, options to purchase at any time and from time to time through May 2014, an aggregate of 600,000 shares (200,000 shares each) of our common stock at $0.50 per share. The options vest immediately and accordingly, the Company recognized compensation expense of $232,005 upon issuance.

In June 2011, pursuant to an employment agreement, we issued to an employee, options to purchase, through May 2015, 100,000 shares of our common stock, at $0.20 per share The options are exercisable ratably over the requisite service period of 24 months. The  options were valued at $44,230 upon issuance and the Company recognized $22,115 during the current year service period.

In October 2011, the Company issued 98,000 options to consultants to purchase common stock at $2.00 per share. The options are exercisable ratably over 60 months expiring in October 2016. The value of the options at issuance was $148,254 and the Company recognized $7,412 in expense during 2011.

In December 2011, pursuant to an employee stock option plan, we issued options to purchase  198,318 shares of common stock at $1.00 to employees. Of these options 88,318 were exercisable  upon issuance, 100,000 are exercisable over 24 months of service and 10,000 are exercisable over 36  months of service.  The Company recognized $107,747 in compensation expense related to the options that vested immediately and $6,623 in compensation expense recognized for the current service period. The Company also issued 457,847 options to purchase common stock at $1.00 per share to officers and a former officer. The options issued to the officers were exercisable upon issuance and accordingly, the Company recognized $558,573 in compensation expense.

In December 2011, we issued to directors, options to purchase 300,000 shares of our common stock, at $1.00 per sharethrough December 2016. The options are exercisable ratably over the service period of 36 months. The options were valued at $483,629 of which $13,434 was expensed over the current year service period.

During 2011, the Company recognized $100,893 in compensation expense related to options issued in prior years.

The value of the all options granted during the year ended December 31, 2011, were determined based on the Black-Scholes Pricing Model using the following range of assumptions:

2011
Expected dividend yield (1)	0%
Risk-free interest rate (2)	0.37% to 1.31%
Expected volatility (3)	35% to 140%
Expected term (4)	1 to 3.5 years

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

(4)  The expected term is based on the weighted average life of the options granted.  The Company has no experience or expectation of forfeitures.

A summary of the change in outstanding and exercisable stock options for the years ended December 31, 2011 and 2010 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2009	-	-	-
Options issued	835,000	$0.2096	2.70 years
Balance, December 31, 2010	835,000	0.2096	2.70 years
Options exercised	(154,365)	(0.2998)	(1.00 year	)
Options expired	(433,518)	(0.4981)	(2.26 years	)
Options issued	3,530,098	0.8945	3.41 years
Balance, December 31, 2011	3,777,215	0.8129	3.22 years

The following table shows the number of options that vest in each of the subsequent years and the deferred compensation to be recognized in the corresponding years.

	Number of Options to be Vested	Deferred compensation to be recognized
2012	1,008,248	$562,381
2013	883,254	$515,608
2014	185,750	$200,016
2015	24,500	$29,651
2016	-	$22,238

NOTE 14.  EQUITY

During May 2010, the Company amended its Articles of Incorporation to increase its authorized number of shares from 1,000 to 10,000,000, effective December 31, 2009.  This amendment changed each share’s par value from $100 to $0.05 (2,000:1) with the effect being retroactively reported in the accompanying balance sheets.

From February 2010 through July 2010, we issued 644,500 shares of our common stock to 28 investors as part of a bridge loan. See Note 10 for shares issued and equity recorded in connection with bridge loan financing.

During September 2010, we issued 59,200 shares at a price of $0.50 per share to 37 individual investors for aggregate consideration of $29,600. We issued an additional 40,000 shares to a consultant for services at the equivalent price of $0.50 per share for aggregate consideration of $20,000, we also issued, in September 2010, 50,000 shares upon the exercise of warrants, with an exercise price of $0.10 per share, to the same consultant.

We issued 866,883 shares of common stock during the year ended December 31, 2011 as satisfaction of accrued compensation of $433,442 due to employees. Of the 866,883 shares, 744,175 were issued to executive officers of the Company. In addition, the company issued 32,799 shares of common stock for $49,200 for services rendered by individuals who serve on our Advisory Panel and 75,000 shares of common stock for $150,000 for services rendered subject to a consulting agreement.

During the year ended December 31,  2011 $1,909,000 of the principal amount of Convertible Debentures were converted to common stock. $1,349,600 of the principal amount of the Convertible Debentures was converted at $2.00 per share and $158,623 was converted at $1.50 per share per as stated in the respective debentures. The Company converted an additional $341,277 in convertible debentures into 227,529 shares of common stock at a conversion rate of $1.50 per share. The conversion rate as stated in these convertible debenture was $2.00. As a result, the Company recorded the conversion in accordance with ASC 470-20-46 “Induced Conversions” Under 470-20-46  the fair value of the securities transferred in the transaction in excess of the fair value of consideration issuable in accordance with the original conversion terms is recognized as as a loss. The fair value of the shares issued was $455,058 and accordingly the Company recognized $113,781 as a Loss on Debt Conversion.

An additional $9,500 principal amount of Convertible Debentures was converted at $0.50 per share as stated per the terms of the debenture and $50,000 of the Convertible Debentures were converted at $1.00 per share; We decreased the conversion price for the $50,000 principal amount of Convertible Debentures because in connection with this conversion we were released from paying $50,000 to the holder of this Convertible Debenture.

The Company issued 53,000 shares of common stock for cash exercises of options totaling $10,600, 50,000 options with a strike price of $0.20 and $51,365 options with a strike price $0.50  were issued to a related party debt holder in lieu of total payments of  $35,682 on the debt.

100,000 warrants with a strike price of $0.10 were exercised by to an unrelated debt holder in lieu of payment on the debt of $10,000. 125,000 warrants with a strike price of $0.25 per share were exercised by a related party debt holder in lieu of cash payment on the debt of $31,250.

NOTE 15.  CONCENTRATION AND CREDIT RISK

During the year ended December 31, 2011, we derived revenues from two significant customers which, in the aggregate, exceeded 10% of our total revenue during the period.  For the year ended December 31, 2011 revenues from these customers were $88,628.  In 2010, we derived revenues of over 10% from two customers.  For the year ended December 31, 2010 revenues from these two customers was $74,276.

We extend credit to our customers in the normal course of business and generally require no collateral on such credit sales.

NOTE 14.  SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

From January through March 2012, we issued Convertible Debentures in the aggregate principal amount of $50,000 to unrelated third parties. The Convertible Debentures are subject to the same terms as those referred to in Note 9.

In January 2012 we sold an 8% convertible note which generated net proceeds to us of  $25,000.  The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 8, 2012.  The Note is convertible into common stock, at the holder’s option, at a 41% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event we prepay the Note in full, we are required to pay off all principal, interest and any other amounts owed multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91days following the closing through 150 days following the closing, and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, we have no right of prepayment.  In February 2012, three convertible notes were amended to establish a floor of $.00009 per share on the conversion rate. As a result of the amendment, the derivative liability associated with these notes was eliminated.

In March 2012 the remaining principal and accrued interest under a $100,000 Bridge Loan Financing was amended to modify the payment terms, transfer ownership rights, add a security interest and provide for a personal guarantee of Stephen J. Dresnick, MD, our CEO and President. The notes repayment terms allow for repayment through July 15, 2012 of all principal and accrued interest.