Form 10-Q
period 2012-03-31
Internal Fixation Systems, Inc.
filed 2012-05-21
CIK 1501732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31,2012

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

(786)-268-0995
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
Yes ☐      No ☒

As of May 18, 2012 there were 6,850,376 shares of the Company's  Common Stock, par value $0.05 per share, issued and outstanding.

INTERNAL FIXATION SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,346	$1,633
Accounts receivable, net	110,779	96,593
Inventory, current portion	344,673	403,845
Prepaid expenses and other	22,706	95,046
Total current assets	483,504	597,117

PROPERTY AND EQUIPMENT, net	335,065	356,264

OTHER ASSETS
Inventory, long term, net	912,446	811,087
Licenses and security deposit	25,241	20,741

TOTAL ASSETS	$1,756,256	$1,785,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued salaries and related expenses	$375,225	$270,206
Accounts payable and accrued expenses	686,006	480,022
Capital lease obligations, current portion	42,146	49,440
Loans and notes payable - related parties, net of discount	221,623	207,190
Loans and notes payable - bridge loan financing, net of discount	40,000	90,000
Loans and notes payable - convertible note, net of discount	86,199	72,437
Loans and notes payable - other, current portion	41,448	41,448
Derivative liability	63,961	69,959
Total current liabilities	1,556,608	1,280,702

LONG-TERM LIABILITIES
Capital lease obligations, less current portion	85,128	87,143
Convertible loans and notes payable	292,434	245,265
Loans and notes payable - other, less current portion	54,801	54,801

TOTAL LIABILITIES	1,988,971	1,667,911

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.05 par value; 10,000,000 shares
authorized, 6,813,530 and 5,729,037 issued and
outstanding, respectively	340,677	286,451
Additional paid in capital	4,355,001	4,039,260
Accumulated deficit	(4,928,393)	(4,208,413)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(232,715)	117,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,756,256	$1,785,209

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the three months ended March 31,

	2012	2011

Sales, net	$156,464	$66,407

Cost of goods sold	34,415	16,718

Gross profit	122,049	49,689

Selling, general and administrative expenses:
Officer compensation	58,504	187,448
Professional fees and other compensation	419,938	119,242
General and administrative expenses	164,178	51,612
Selling expenses	23,846	31,178
Total selling, general and administrative expenses	666,466	389,480

Operating loss	(544,417)	(339,791)

Other income (expense)
Interest expense	(70,435)	(59,221)
Gain on change in fair value
of derivative liability	94,238	-
Loss on legal settlement	(104,366)
Loss on debt conversion	(95,000)	-

Loss before taxes	(719,980)	(399,012)

Benefit from income taxes	-	-

Net loss	$(719,980)	$(399,012)

Basic and diluted loss per share	$(0.11)	$(0.14)

Weighted average shares outstanding
basic and diluted	6,792,264	2,793,700

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the three months ended March 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(719,980)	$(399,012)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortized interest on discount on loans and notes payable - related parties	14,333	37,500
Amortized interest on discount on loans and notes payable - convertible notes	24,501	-
Stock based compensation	142,470	25,223
Loss on debt conversion	95,000	-
Gain on change in fair value of derivative liability	(94,238)	-
Bad debt (benefit) expense	13,694	32
Depreciation expense	26,704	23,653
Changes in operating assets and liabilities:
Accounts receivable	(27,880)	(8)
Inventory	(42,187)	(62,086)
Deferred offering costs	-	(66,130)
Prepaid expenses	84,324	(5,709)
Other assets		(3,750)
Accounts payable and accrued expenses	311,001	188,499

NET CASH USED IN OPERATING ACTIVITIES	(172,258)	(261,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,505)	(40,998)

NET CASH USED IN INVESTING ACTIVITIES	(5,505)	(40,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - convertible debenture	90,500	320,700
Proceeds from exercise of warrants and options	75,000	-
Proceeds from notes payable - related parties	-	(16,871)
Proceeds from notes payable - convertible notes	27,500	-
Proceeds from notes payable - other		13,000
Payments of capital lease obligations	(9,309)	(11,277)
Payments of notes payable - convertible debenture	(2,215)	-
Payments of notes payable - other	-	(8,839)

NET CASH PROVIDED BY FINANCING ACTIVITIES	181,476	296,713

NET (DECREASE) INCREASE IN CASH	3,713	(6,073)

CASH - Beginning	1,633	12,691

CASH - Ending	$5,346	$6,618

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,261	$7,331

Non-cash financing activities -
Notes and interest payable converted to common stock	$50,000	$-
Shares issued as discount on convertible debenture	$7,500	$-
Beneficial conversion feature of convertible debenture	$37,500	$-

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1.    MANAGEMENT REPRESENTATION

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission.

NOTE 2.   BASIS OF PRESENTATION

Description of Business

Internal Fixation Systems, Inc. ("the Company" “we”, “us” or “our”) was organized and incorporated under the laws of the State of Florida in 2006 and commenced operations in 2007. Our corporate headquarters are located in South Miami, Florida, where we conduct the majority of our management operations. We market and sell FDA approved orthopedic and podiatric surgical implants intended for bone fixation surgery. We have sublet our manufacturing space and we rent certain manufacturing equipment from a former shareholder. As discussed further  in Note 5, currently the Company is not manufacturing at this facility due to a judicial eviction.  At present we are selling existing inventory as well as products which have been manufactured for us by others.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest.

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

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants, options and convertible debt totaling 6,937,117 and 2,126,100 shares as of March 31, 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable are recorded at the time a sale is made. There is an evaluation of the aging of receivables as compared to the historic collection rates from various customers, with consideration of the aging. In 2011, Accounts  receivables which have been unpaid for over 180 days have been fully reserved. The allowance for doubtful accounts was $44,245 and $30,551 as of March 31, 2012 and December 31, 2011, respectively.

Inventory

The Company’s inventory consists primarily of raw materials, manufactured and purchased finished goods available for sale. Inventory is valued at the lower of cost or market determined by the weighted average method. Inventory that the Company estimates will not be sold within the next business cycle is considered non-current inventory.

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred with improvements and betterments capitalized. Upon disposition, original asset cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized. Depreciation expense is computed using the straight-line method over related assets estimated useful lives for financial statement purposes. All of the assets in service have a 5 year estimated useful life. Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $26,704 and $23,653, respectively. Of these amounts, $16,621 and $16,837, respectively, were capitalized within inventory, and $10,083 and $6,816, respectively, were included within selling, general and administrative expenses.

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

Research and Development Costs

The Company expenses research and development costs as incurred.  For the three months ending March 31, 2012 and 2011, the Company had $6,689 and $9,489 in research and development costs, respectively.

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

NOTE 3.    GOING CONCERN

Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in the accompanying financial statements, we have incurred substantial net losses for the three months ended March 31, 2012 of $719,980.  Our cumulative net losses since inception are $4,928,393.  We have a working capital deficit at March 31, 2012 of $1,073,104. There is no guarantee that we will be able to generate sufficient revenue and/or raise sufficient capital to support our operations. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We are seeking to raise capital  through the sale of our securities. Without additional funding, there can be no assurances that we will be able to continue our  operations.  Our  ability  to continue as a going concern is dependent upon our ability to raise additional capital, further implement our  business plan and generate sufficient revenues.

NOTE 4.    INVENTORY

Our inventory consists primarily of finished implants and products for use in surgical operations and also a nominal amount of raw materials, in total amounting to $1,257,119 and $1,214,932 as of March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011, $912,446 and $811,087, respectively, of inventory is classified as a long term asset; which is not expected to be sold in the next business cycle. Long term inventory is presented net of the allowance for obsolete inventory of $116,234 in the balance sheet as of March 31, 2012 and December 31, 2011.

NOTE 5.    COMMITMENTS AND CONTINGENCIES

Capital Lease Obligations

We lease manufacturing equipment under capital leases with terms extending through 2014.   Assets acquired under these capital  leases are presented within property and equipment in the accompanying balance sheets.

Future minimum payments required under capital leases are as follows as of March 31,:

Amount
2013	$57,258
2014	57,258
2015	24,477
138,993
Less amounts representing interest	(11,719)
Present value of minimum lease payments	127,274
Less: current portion	(42,146)
Capital lease obligations, net of current portion	$85,128

Legal Proceedings

We sublet our manufacturing space and we rent certain manufacturing equipment from a former shareholder. Following a dispute over late fees, in December 2011, the former shareholder caused the power to be turned off in our manufacturing space resulting in damage to machines we use in manufacturing. In February, 2012 we filed suit against the former shareholder to recover our damages caused by his turning off the power and the former shareholder counterclaimed against us for eviction and payments under a promissory note and the sublease. Currently the Company is not manufacturing at this facility due to a judicial  eviction, Although we are attempting to negotiate a settlement with the landlord which will provide, among other things, for us to reoccupy the Medley, Florida facility and to purchase a piece of equipment from him, we believe that wither a settlement with our Medley landlord or the establishment of an alternative facility will require us to pay the landlord amounts which we neither presently have nor can give any assurances that we will obtain on terms that are favorable to us, if at all. .

On April 19, 2012, the Company settled a lawsuit alleging breach of employment contract by its former Vice President (“plaintiff”) for $150,000. The settlement calls for the Company to make payments to the plaintiff over a period from May 1, 2012 to May 1, 2013. If the Company fails to make a payment within a reasonable time as stipulated in the settlement, the entire settlement amount will be $200,000. The settlement calls for the plaintiff to return 175,000 shares of common stock on June 1, 2012 if the Company has delivered payments totaling $20,000 by that date. Pursuant to the settlement agreement, the case was dismissed with prejudice.

NOTE 6.    LOANS AND NOTES PAYABLE – RELATED PARTIES

In October 2011, we entered into a $200,000 secured revolving credit agreement with Stephen J. Dresnick, MD, our Chairman of the Board, CEO and President. Under the credit agreement, we may borrow from time to time up to $200,000 to be used for working capital or general corporate purposes.  Borrowings under the credit agreement mature on September 30, 2012 and bear interest at a rate of 10% per year, payable on the maturity date.  The Company’s repayment obligations under the revolving credit agreement are secured by all of the Company’s assets.  The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of and all accrued and unpaid interest on, such note.  Amounts may be repaid and re-borrowed under the revolving credit agreement without penalty.  We have borrowed the full amount available under the credit agreement.  In connection with the original issuance of the revolving credit agreement we issued to Dr. Dresnick warrants to purchase 200,000 shares of our common stock, at any time and from time to time through September 30, 2013, at $2.00 per share.

In April 2011, we issued to a current shareholder who is also providing professional services to us, a 5% secured promissory note in the principal amount of $50,490 in exchange for him loaning to us $13,000 and releasing us from our obligation to pay him $37,490 of accounts payable.  The secured promissory note is payable upon maturity in April 2012 and interest to be paid quarterly.

NOTE  7.   LOANS AND NOTES PAYABLE – OTHER

In May, 2009, we became obligated to pay to note to an unaffiliated third party on or before May 2014, in consecutive monthly installments of $3,577, including interest payments of 6% annually, an original  principal amount of $185,000.The principal balance outstanding on this obligation as of March 31, 2012 is $96,249.50.

NOTE 8.   CONVERTIBLE DEBENTURE FINANCING

As of March 31, 2012 there was $246,000 of principal amount of our 5% to 8% convertible debentures due December 1, 2014 (the "Convertible Debentures”) still outstanding. Under the Convertible Debentures, we are obligated to pay interest semi-annually. The Convertible Debentures are convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion not to be converted for less than $1.00 per share to $2.00 per share depending on the debenture. The Company issued a $50,000 debenture during the three months ended March 31, 2012.

In September 2011 we issued to Hugh Quinn, a 5% convertible note in the principal amount of $75,000(the Quinn Note”). Mr. Quinn became a member of our Board of Directors in December 2011.  The Quinn Note replaced two earlier 5% convertible debentures held by Mr. Quinn in the principal amounts of $25,000 and $50,000. Our repayment obligations under the Quinn Note are personally guaranteed by  Stephen J. Dresnick, MD, our President and  CEO.   Mr. Quinn may call the note at any time upon 14 days prior written notice to us, in which event all of the outstanding amounts under the note will become due and payable.  Under the note, we paid to Mr. Quinn  $28,750 ($25,000 of principal and $3,750 of interest) in November 2011 and became obligated to pay to him, 60 equal monthly payments of $944 of principal and interest commencing December 1, 2011 thru and including November 1, 2016, which monthly amounts we have paid thru March 2012.   The note is convertible into shares of our common stock at the holder's option, at a  per share conversion price equal to the lesser of (i) 85% of the volume weighted average daily price for our common stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion or (iI) two dollars per share.  As of March 31, 2012, the principal amount outstanding under the note  was $46,434.

In March 2010, we borrowed $100,000 from an unaffiliated third party non-institutional lender and issued to the lender (i) a 9% secured promissory note in the principal amount of $100,000; and (ii) warrants to purchase 100,000 shares of our common stock at any time and from time to time through March 31, 2013 at $0.10 per share.  The secured promissory note was scheduled to mature in December 2010.  In December 2010, the maturity date of the note was extended to June 15, 2011, and then again to December 15, 2011. In May 2011,  the note was amended to provide the holder thereof the right to convert into shares of common stock of the Company.This note was amended a third time in March 2012 to provide for the transfer of the payee under the note and to provide that the repayment obligations under the note would be personally guaranteed by our President, CEO and interim CFO  Stephen J. Dresnick, MD.  On March 1, 2012, The payees under the Note elected to convert $50,000 of the remaining balance and accrued interest into 1,000,000 shares of common stock. The conversion rate as stated in these convertible debenture was $0.10. As a result, the Company recorded the conversion in accordance with ASC 470-20-46 “Induced Conversions.” Under ASC 470-20-46  the fair value of the securities transferred in the transaction in excess of the fair value of consideration issuable in accordance with the original conversion terms is recognized as a loss. The fair value of the shares issued was $145,000 and accordingly the Company recognized $95,000 as a Loss on Debt Conversion. As of March 31, 2012, there was $40,000 of remaining principal.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) with Peak One Investments, whereby the Company may sell securities consisting of Secured Convertible Debentures with total principal of up to $600,000 and restricted shares of the Company’s common stock. Under the terms of the SPA, upon execution, and through the first anniversary of the date of execution, the Company may commence a sale of the debentures and common stock with written notice to the buyer no more than one time in a calendar month (the “Put” or “Funding”). The buyer has sole discretion as to whether the put will be honored. The SPA and related put obligation can be terminated by the buyer in the event of default or a material adverse event or through written notice if the termination date is not less than 90 days from the execution of the agreement. The Company is responsible for payment of legal and other closing fees totaling $22,500 over the first three fundings. All obligations under the agreement are securitized by a first priority interest in all of the assets of the Company.

The Company is required to maintain a reserve of shares for issuance equal to 300% of the number of shares issuable upon conversion of debentures. In addition, if the closing price of the Company’s common stock is less than $0.10 per share for twenty consecutive trading days, the Company is required to seek shareholder approval for authorization of a reverse stock-split within 60 days.

The total proceeds the Company may receive under the put is equal to 90% of the principal amount of the debentures to be issued. In addition, upon closing of a put, the Company is required to issue restricted shares of common stock with a total value equal to 15% of the principal of the debentures issued based on the closing bid price on the date of closing date of the put. The Company may only receive proceeds of between $22,500 and $45,000 (90% of stated principal of debentures between $25,000 and $50,000) for each put.

On March 26, 2012, under the term of the SPA, we issued a 6% convertible note for principal of $50,000 which generated proceeds to us of $40,500, net of the 10% discount and legal fees.  The Note bears interest at the rate of 6% per annum. All interest and principal must be repaid by March 26, 2015.  The Note is convertible into common stock, at the holder’s option, at a 40% discount to lowest closing bid price for the 20 days prior to the date of conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the issuance date through 6 months thereafter and (ii) 140% if prepaid 6 months after the issuance date After the expiration of 180 days following the date of the Note, we have no right of prepayment. Per the terms of the SPA we issued to the Holder 9,493 shares of unregistered Common Stock upon sale of the debenture.

The note contained a beneficial conversion feature which resulted in a discount upon issuance. The discount is amortized over the life of the notes on a straight line basis. The total discount resulting from the beneficial conversion feature, the issuance of common stock and the stated discount at origination was $50,000 upon issuance. The balance of the debenture at March 31, 2012, net of the discount was $0.

The convertible debenture is convertible into common stock of the Company at variable conversion rates that provides a fixed return to the holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using the Black Sholes model upon issuance and at the end of the year with gains or losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The embedded derivative of these notes upon issuance was $63,961. There was no change in fair value at March 31, 2012.

NOTE  9.   LOANS AND NOTES PAYABLE – CONVERTIBLE NOTES

In October and December 2011 we issued two 8% convertible notes which generated proceeds to us of  $53,000 and $42,500. The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on October 31, 2012 and September 8, 2012, respectively.  The Notes are convertible into common stock, at the holder’s option, at a 41% and 49% discount, respectively, to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 150 days following the closing, and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, we have no right of prepayment.

In February 2012 we issued an 8% convertible note for $27,500 which generated net proceeds to us of  $25,000.  The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 31, 2012.  The Note is convertible into common stock, at the holder’s option, at a 41% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 150 days following the closing, and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, we have no right of prepayment.

The notes contained a beneficial conversion feature which resulted in a discount upon issuance of $12,383 for the October note, $14,241 for the December note and $26,706 for the February note. The discounts are amortized over the life of the notes on a straight line basis. As of March 31, 2012 and December 31, 2011, the total balance of the notes net of their respective discounts was $86,198 and $ 72,437, respectively.

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

In February 2012, these three convertible notes were amended to establish a floor of $.00009 per share on the conversion rate. As a result of the amendment, the derivative liability associated with these notes was eliminated and the Company recognized a gain on the change in fair value for the remaining derivative liability at the date of amendment.

NOTE 10.  RELATED PARTY TRANSACTIONS

As of March 31, 2012 we have accrued but have not paid salaries and benefits to the Company’s officers in the amount of $256,436.

NOTE 11.  WARRANTS AND OPTIONS

Options

During the quarter ending March 31, 2012, no stock options were issued or expired. 98,000 options were forfeited due to the departure of certain employees and sales representatives. 75,000 options were exercised for an exercise price of $1.00 per share. The Company has 3,604,215options outstanding and 2,324,956 options exercisable at March 31, 2012. Compensation expense of approximately $142,000 was recognized during the quarter due to the vesting of these options.

Warrants

During the quarter ending March 31, 2012, no warrants were issued, expired or forfeited.   The Company has 200,000 warrants outstanding and exercisable at March 31, 2012.

NOTE 12.  EQUITY

In March 2012, the Company issued 75,000 shares of common stock at $1.00 in connection with an option exercise. As discussed in Note 8, in March 2012, Eastern Institutional Funding, the holder of the Company’s debentures, exercised its right to convert  $50,000 of principal amount of the convertible debentures into 1,000,000 shares of common stock.

In connection with the Securities Purchase Agreement discussed further in Note 8, the Company issued 9,493 shares upon closing of a funding.

NOTE 13.  CONCENTRATION AND CREDIT RISK

During the three months ended March 31, 2012, we derived revenues from two significant customers, each of which exceeded 10% of our total revenue during these periods.  For the three months ended March 31, 2012 revenues from these customers was $54,277.

We extend credit to our customers in the normal course of business and generally require no collateral on such credit sales.

NOTE 14.  SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

On April 24, 2012 the Board of Directors authorized the Company to amend the articles of incorporation to increase the number of authorized common stock of the Company from 10,000,000 to 200,000,000 shares, adjust the Company’s par value of its common stock from $0.05 per share to $0.001 per share, to authorize 50,000,000 shares of preferred stock to be designated in series or class as determined by the Board at a future date. These changes will be effective upon the Company’s completion of the filing its articles of amendment.

The Board also ratified the adoption of the Company’s Amended and Restated 2012 Stock Incentive Plan.

On April 19, 2012, the Company settled a lawsuit alleging breach of employment contract which had been brought in January 2012 by Chris Endara, a former director and officer (“plaintiff”) for $150,000. The settlement calls for the Company to make payments to the plaintiff over a period from May 1, 2012 to May 1, 2013. If the Company fails to make a payment within a reasonable time as stipulated in the settlement, the entire settlement amount will be $200,000. The settlement calls for the plaintiff to return 175,000 shares of common stock on June 1, 2012 if the Company has delivered payments totaling $20,000 by that date. The total amount of the settlement has been reserved for and is included in accounts payable and accrued expenses at March 31, 2012. The difference between the amount of the settlement and the amount previously accrued for unpaid salary to the plaintiff was recorded as a loss on legal settlement.

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

OVERVIEW

General

We are a manufacturer and marketer of value priced orthopedic, podiatric and spinal implants that was organized and incorporated under the laws of the state of Florida in 2006 and commenced operations in 2007.  We focus on commonly used, market proven products that have been the standard of care for many years.  Our mission is to redesign these implants to incorporate features desired by surgeons and sell them for 40-60% less than the competition.  Our current customers include ambulatory surgery centers, hospitals, surgeons, and Group Purchasing Organizations (GPOs).

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

Our products are manufactured in the United States using only U.S. medical grade alloys.  Until April 2012, A portion of our  products were manufactured by us at our Medley, Florida facility. Currently all of our  manufacturing is outsourced.  All of our suppliers are based in the United States, have FDA certified facilities and use only medical grade alloys.

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

We have incurred significant losses due to, among other things, negative cash flows and have an accumulated deficit of $4,928,393 as of March 31, 2012.  Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenue - During the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, our net sales increased 136% to $156.464 from $66,407.  The increase in revenue was due to the release of additional sets of our redesigned cannulated screw systems, the limited initial release of our modular locking small fragment system, and the hiring of  new distributors. Currently we have distribution in 16 states compared to 2 states in the same quarter in 2011.

Cost of Goods Sold - For the three months ended March 31, 2012, cost of goods sold increased $17,697 to $34,415 from  $16,718 for the three months ended March 31, 201; due to an  increase in sales, and a decrease in cost per screw by 29% to $15.62 from $22.00 for the three months ended March 31, 2011.

Gross Profits  - For the three months ended March 31, 2012, gross profits increased 146% to $122,049 from 66, 407 for the three months ending March 31, 2011.  A significant portion of this increase is related to the increase in sales. The remainder is a result of our decrease in cost of goods sold

Selling, General and Administrative Expenses - For the three months ended March 31, 2012 selling, general and administrative expense increased 71% to $666,466 as compared to $389,480 for the three months ended March 31, 2011.  For the three months ended March 31, 2012 officer compensation decreased to $58,504 as compared to $187,448 for the three months  ended March 31, 2011.  These decreases were due to the termination of employment of Chris Endara as well as a reduction due to reduced option related expenses for the period ended March 31, 2012 when compared with the period ended March 31, 2011. For the three months  ended March 31, 2012,  professional fees and other compensation increased $300,696 to $419,938 as compared to $119,242 for the three months  ended March 31, 2011.  For the three months  ended March 31, 2012 general and administrative  expenses increased $112,566 to $164,178 as compared to $51,612 for the quarter ended March 31, 2011.  For the three months ended March 31, 2012 selling expense decreased $7,332 to $23,846 as compared to $31,178 for the three months ended March 31, 2011.  The decrease in selling expense was the result of decreased commissions paid to sales representatives as a result of the cancellation of a distribution agreement which had a much higher commission structure than presently.  Non-officer compensation and related expenses are anticipated to continue to increase.  Our professional fees were primarily attributable to accounting and legal fees incurred in connection with SEC reporting requirements.  We anticipate that our expenses will continue to grow as these expenses are necessary to sustain our  operations.

Operating Loss/Net Loss – Our operating loss for the three months ended March 31, 2012 was $544,417as compared to an operating loss of $339,791 for the three months ended March 31, 2011. The increase in operating loss was a direct result of the increase in operating expenses, primarily due to an increase in professional fees incurred with SEC reporting requirements  Interest expense increased to $70,435 for the three months ended March 31, 2012 as compared to $59,221 of interest expense for the three months ended March 31, 2011 due primarily to an increase in amortizable discounts on debt.   Net loss for the three months ended March 31, 2012 was $719,980 as compared to $399,012 for the three months  ended March 31, 2011.

LITIGATION

On April 19, 2012, the Company settled a lawsuit alleging breach of employment contract by its former Vice President (“plaintiff”) for $150,000. The settlement calls for the Company to make payments to the plaintiff over a period from May 1, 2012 to May 1, 2013. If the Company fails to make a payment within a reasonable time as stipulated in the settlement, the entire settlement amount will be $200,000. The settlement calls for the plaintiff to return 175,000 shares of common stock on June 1, 2012 if the Company has delivered payments totaling $20,000 by that date. The case has been dismissed.

We sublet our manufacturing space and we rent certain manufacturing equipment from a former shareholder. Following a dispute over late fees, in December 2011, the former shareholder caused the power to be turned off in our manufacturing space resulting in damage to machines we use in manufacturing. In December 2011, we filed suit against the former shareholder to recover our damages caused by his turning off the power and the former shareholder counterclaimed against us for eviction and payments under a promissory note and the sublease. Because of the eviction and pursuant litigation, the Company has not been able to utilize the space or the equipment for manufacturing purposes since March 1, 2012. Without raising additional capital, IFS will not be in a position to resolve the litigation as we will be required to purchase a machine from the previous shareholder for approximately $100,000 despite our contention that we had the ability to extend the lease. This matter is the subject to ongoing litigation before the court. The parties are attempting to reach an amicable resolution. In the meantime, the company is selling existing inventory  and inventory that is currently being manufactured under contract.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had cash of $5,346 and total liabilities of $1,988,971 as compared to cash of $1,633 and total liabilities of $1,667,911 as of December 31, 2011.

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

As of March 31, 2012 there was $246,000 of principal amount of our 5% to 8% convertible debentures due December 1, 2014 (the "Convertible Debentures”) still outstanding. Under the Convertible Debentures, we are obligated to pay interest semi-annually. The Convertible Debentures are convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion not to be converted for less than $1.00 per share to $2.00 per share depending on the debenture. The Company issued a $50,000 debenture during the three months ended March 31, 2012.

In March 2010, we borrowed $100,000 from an unaffiliated third party non-institutional lender and issued to the lender (i) a 9% secured promissory note in the principal amount of $100,000; and (ii) warrants to purchase 100,000 shares of our Common Stock at any time and from time to time through March 31, 2013 at $0.10 per share.  The secured promissory note was scheduled to mature in December 2010.  In December 2010, the maturity date of the note was extended to June 15, 2011. On May 13, the Holder elected to exercise the warrants thereby reducing the principal amount owing on the note to $90,000. This note was amended a third time in March 2012 to modify, among other things transferring ownership rights  and revising the security interest available to the original Holder and providing for a personal guarantee of Stephen J. Dresnick, MD, our CEO and President. The new Holders (Eastern Institutional Funding) elected to convert $50,000 of the remaining balance and accrued interest into 1,000,000 shares of  Common Stock. The conversion rate as stated in these convertible debenture was $0.10.

On March 21, 2012, The Company entered into a Securities Purchase Agreement (“SPA”) with Peak One Investments whereby the Company may sell securities consisting of Secured Convertible Debentures with total principal of up to $600,000 and restricted shares of the Company’s common stock. Under the terms of the SPA, upon execution, and through the first anniversary of the date of execution, the Company may commence a mandatory sale of the debentures and common stock with written notice to the buyer no more than one time in a calendar month (the “Put” or “Funding”). The buyer has sole discretion as to whether the put will be honored. The SPA and related put obligation can be terminated by the buyer in the event of default or a material adverse event or through written notice if the termination date is not less than 90 days from the execution of the agreement. The Company is responsible for payment of legal and other closing fees totaling $22,500 over the first three fundings. All obligations under the agreement are securitized by a first priority interest in all of the assets of the Company.

The Company is required to maintain a reserve of shares for issuance equal to 300% of the number of shares issuable upon conversion of debentures. In addition, if the closing price of the Company’s common stock is less than $0.10 per share for twenty consecutive trading days, the Company is required to seek shareholder approval for authorization of a reverse stock-split within 60 days.

The total proceeds the Company may receive under the put is equal to 90% of the principal amount of the debentures to be issued. In addition, upon closing of a put, the Company is required to issue restricted shares of common stock with a total value equal to 15% of the principal of the debentures issued based on the closing bid price on the date of closing date of the put. The Company may only receive proceeds of between $22,500 and $45,000 (90% of stated principal of debentures between $25,000 and $50,000) for each put.

On March 26, 2012, under the term of the SPA, we issued a 6% convertible note for principal of $50,000 which generated proceeds to us of $40,500, net of the 10% discount and legal fees.  The Note bears interest at the rate of 6% per annum. All interest and principal must be repaid by March 26, 2015.  The Note is convertible into common stock, at the holder’s option, at a 40% discount to lowest closing bid price for the 20 days prior to the date of conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the issuance date through 6 months thereafter and (ii) 140% if prepaid 6 months after the issuance date After the expiration of 180 days following the date of the Note, we have no right of prepayment. Per the terms of the SPA we issued to the Holder 9,493 shares of unregistered Common Stock upon sale of the debenture.

The note contained a beneficial conversion feature which resulted in a discount upon issuance. The discount is amortized over the life of the notes on a straight line basis. The total discount resulting from the beneficial conversion feature, the issuance of common stock and the stated discount at origination was $50,000 upon issuance. The balance of the debenture at March 31, 2012, net of the discount was $0.

The convertible debenture is convertible into common stock of the Company at variable conversion rates that provides a fixed return to the holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using the Black Sholes model upon issuance and at the end of the year with gains or losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

Discussion of Cash Flows

As reflected in the accompanying unaudited condensed financial statements, we have incurred substantial net losses for the three months ended March 31, 2012 of $719,980 and we have a working capital deficit of $1,073,104 and an accumulated deficit of $4,928,393 as of March 31, 2012.

Net cash provided by financing activities for the quarter ended March 31, 2012 was $181,476 compared to net cash provided by financing activities for the three month ended March 31, 2011 of $296,713.

Net cash used for operating activities for the three months ended March 31, 2012 was $172,258, which includes  a net loss of $719,980 offset by depreciation expense of $26,704, amortization of discount on the loans of $38,834, stock based compensation and shares issued for services of $142,470, an increase in accounts payable and accrued expenses of $311,001, and a decrease in inventory of $42,187.

Net cash used in investing activities for the three months ended March 31, 2012 was $5,505 compared to net cash used in investing activities for the three months ended March 31, 2011 of $40,998.  Cash used in 2012 was attributable to the purchase of property and equipment and surgical sets.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception and as of March 31, 2012 we have an accumulated deficit of $4,928,393.  We have expended, and expect to continue to expend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, our research and development efforts and regulatory compliance and corporate governance. The actual amount of capital we will require to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next several months do not meet our expectations and/or our expenses are higher than expected and/or we are unable to acquire additional financing, our existing resources will not be sufficient to meet our cash flow requirements and we may be unable to continue our operations.  Whether we can continue operations will depend on whether we are able to generate sufficient revenue from operations and/or raise additional funds; neither of which can be assured.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the CEO and CFO concluded that our internal control over financial reporting was not effective as of March 31, 2012 because we create, review and process financial data without internal independent review due to not having adequate personnel.  Due to this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements could occur and not be detected, prevented or corrected.  Notwithstanding this material weakness, we believe that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented.

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

INTERNAL FIXATION SYSTEMS, INC.

/s/ Stephen J. Dresnick, MD
Name: Stephen J. Dresnick, MD
Title: President/Chief Executive Officer/interim Chief Financial Officer (Principal Accounting Officer)/Director

Dated: May 21, 2012