Form 10-Q
period 2012-06-30
Internal Fixation Systems, Inc.
filed 2012-08-20
CIK 1501732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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
Yes ☐      No ☒

As of August 20, 2012, 2012 there were 61,619,369 shares of the Company's  Common Stock, par value $0.001 per share, issued and outstanding.

INTERNAL FIXATION SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-	$1,633
Accounts receivable, net	74,280	96,593
Inventory, current portion	181,781	403,845
Deferred offering costs	50,000	-
Prepaid expenses and other	13,124	95,046
Total current assets	381,852	597,117

PROPERTY AND EQUIPMENT, net	314,761	356,264

OTHER ASSETS
Inventory, long term, net	1,071,319	811,087
Licenses and security deposit	24,960	20,741

TOTAL ASSETS	$1,730,225	$1,785,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$21,393	$-
Accrued salaries and related expenses	389,707	270,206
Accounts payable and accrued expenses	846,882	480,022
Capital lease obligations, current portion	64,230	49,440
Loans and notes payable - related parties, net of discount	36,173	207,190
Loans and notes payable - bridge loan financing, net of discount	36,250	90,000
Loans and notes payable - convertible note, net of discount	79,110	72,437
Loans and notes payable - other, current portion	41,448	41,448
Derivative liability	59,167	69,959
Total current liabilities	1,574,360	1,280,702

LONG-TERM LIABILITIES
Capital lease obligations, less current portion	61,159	87,143
Convertible loans and notes payable	246,000	245,265
Loans and notes payable - other, less current portion	54,801	54,801

TOTAL LIABILITIES	1,936,320	1,667,911

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, no par value, 50,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
54,799,367 and 5,729,037 issued and outstanding respectively	54,800	5,729
Additional paid in capital	5,289,170	4,319,982
Accumulated deficit	(5,550,065)	(4,208,413)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(206,095)	117,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,730,225	$1,785,209

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ending		Six Months ending
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales, net	$136,808	$60,994	$293,272	$127,401
Cost of sales	53,357	15,819	87,772	32,537

Gross profit	83,451	45,175	205,500	94,864

Selling, general and administrative expenses
Officer compensation	51,870	332,430	110,374	519,878
Professional fees and other compensation	381,577	293,511	801,515	412,753
General and administrative expenses	101,542	50,524	265,720	108,775
Selling expenses	73,828	37,925	97,674	62,464
Total selling, general and administrative expenses	608,817	714,390	1,275,283	1,103,870

Operating loss	(525,366)	(669,215)	(1,069,783)	(1,009,006)
Other expense
Interest expense	(51,130)	(53,842)	(121,565)	(113,063)
Gain on change in fair value of derivative liability	4,794		99,032
Other Non-operating Loss	(49,970)		(154,336)
Loss on debt conversion	-	-	(95,000)
Loss before taxes	(621,672)	(723,057)	(1,341,652)	(1,122,069)
Benefit from income taxes	-	-	-	-
Net loss	(621,672)	(723,057)	(1,341,652)	(1,122,069)
Basic and diluted loss per share	(0.06)	(0.23)	(0.17)	(0.38)
Weighted average shares outstanding
basic and diluted	9,815,231	3,133,068	7,782,742	2,966,193

The accompanying notes are an integral part of these condensed financial statements.

INTERNAL FIXATION SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended June 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,341,652)	$(1,122,069)
Adjustments to reconcile net loss to net cash
provide by (used in) operating activities:
Amortized interest on discount on loans and notes payable - related parties	28,862	2,861
Amortized interest on discount on loans and notes payable - convertible notes	48,040	62,538
Stock based compensation	252,262	324,370
Loss on debt conversion	95,000	-
Gain on change in fair value of derivative liability	(99,032)	-
Bad debt (benefit) expense	13,694	(362)
Depreciation expense	53,408	47,379
Changes in operating assets and liabilities:
Accounts receivable	8,619	5,328
Inventory	(38,168)	(177,122)
Deferred offering costs	-	(91,442)
Prepaid expenses	86,900	(52,489)
Other assets	(4,500)	(5,924)
Accounts payable and accrued expenses	711,301	432,990

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	185,266	(570,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,905)	(41,968)

NET CASH USED IN INVESTING ACTIVITIES	11,905	(41,968

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	21,393	-
Proceeds from notes payable - convertible debenture	90,500	891,500
Proceeds from exercise of warrants and options	75,000
Proceeds from notes payable - related parties	-	13,000
Proceeds from notes payable - convertible notes	27,500	-
Net payments of notes payable – related parties	-	(28,472)
Payments of capital lease obligations	(11,194)	(22,744)
Payments of notes payable - convertible debenture	(7,661)	-
Payments of notes payable - other	-	(17,810)

NET CASH PROVIDED BY FINANCING ACTIVITIES	195,538	835,474

NET (DECREASE) INCREASE IN CASH	(1,633)	223,163

CASH - Beginning	1,633	12,691

CASH - Ending	$-	$235,854

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,261	$20,161
Non-cash investing and financing activities -
Notes and interest payable converted to common stock	$178,500	$880,700
Shares issued as discount on convertible debenture	7,500	$100,000
Beneficial conversion feature of convertible debenture	$37,500	$17,164
Stock options issued in connection with related-party loan	$-	$31,346
Accounts payable settled with issuance of common stock	$115,000	$-
Accrued compensation settled with issuance of common stock	$95,000	$-

The accompanying notes are an integral part of these condensed financial statements

INTERNAL FIXATION SYSTEMS
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012

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

NOTE 2.   BASIS OF PRESENTATION

Description of Business

Internal Fixation Systems, Inc. ("the Company" “we”, “us” or “our”) was organized and incorporated under the laws of the State of Florida in 2006 and commenced operations in 2007. Our corporate headquarters are located in South Miami, Florida, where we conduct the majority of our management operations. We market and sell FDA approved orthopedic and podiatric surgical implants intended for bone fixation surgery. We have all inventory currently being manufactured for us by contract manufacturers to our designs and specifications.

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

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants, options and convertible debt totaling 10,839,717 and 2,948,883 shares as of June 30, 2012 and 2011, respectively. Loss per share for the six months ending June 30, 2012 was $0.17 compared to $0.38 per share for the period ending June 30, 2011.

Accounts Receivable

Accounts receivable are recorded at the time a sale is made. There is an evaluation of the aging of receivables as compared to the historic collection rates from various customers, with consideration of the aging. Account receivables with an aging between 0-180 days are reserved at 15% and accounts  receivables which have been unpaid for over 180 days are  fully reserved. The allowance for doubtful accounts was $44,245 and $30,551 as of June 30, 2012 and December 31, 2011, respectively.

Inventory

The Company’s inventory consists primarily of finished goods available for sale. Inventory is valued at the lower of cost or market determined by the weighted average method. Inventory that the Company estimates will not be sold within the next business cycle is considered non-current inventory.

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred with improvements and betterments capitalized. Upon disposition, original asset cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized. Depreciation expense is computed using the straight-line method over related assets estimated useful lives for financial statement purposes. All of the assets in service have a 5 year estimated useful life. Depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $53,408 and $47,379, respectively. Of these amounts, $33,242 and $33,675 respectively, were capitalized within inventory, and $20,166 and $13,704, respectively, were included within selling, general and administrative expenses.

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

Research and Development Costs

The Company expenses research and development costs as incurred.  For the six months ending June 30, 2012 and 2011, the Company had $6,689 and $14,809  in research and development costs, respectively.

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

NOTE 3.    GOING CONCERN

Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in the accompanying financial statements, we have incurred substantial net losses for the six months ended June 30, 2012 of $1,341,652.  Our cumulative net losses since inception are $5,550,065.  We have a working capital deficit at June 30, 2012 of $1,255,174. There is no guarantee that we will be able to generate sufficient revenue and/or raise sufficient capital to support our operations. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We are seeking to raise capital  through the sale of our securities. Without additional funding, there can be no assurances that we will be able to continue our  operations.  Our  ability  to continue as a going concern is dependent upon our ability to raise additional capital, further implement our  business plan and generate sufficient revenues.

NOTE 4.    INVENTORY

Our inventory consists primarily of finished implants and products for use in surgical operations plus $13,046 of raw materials. Total inventory as of June 30, 2012 and December 31, 2011 was $1,253,100 and $1,214,932, respectively.  At June 30, 2012 and December 31, 2011, $1,071,319 and $811,087, respectively, of inventory is classified as a long term asset; which is not expected to be sold in the next business cycle. Inventory is presented net of the allowance for obsolete inventory of $116,234 in the condensed balance sheet  as of June 30, 2012 and December 31, 2011

NOTE 5.    COMMITMENTS AND CONTINGENCIES

Capital Lease Obligations

We lease manufacturing equipment under capital leases with terms extending through 2014.   Assets acquired under these capital  leases are presented within property and equipment in the accompanying balance sheets.

Future minimum payments required under capital leases are as follows as of June 30, 2012:

Amount
2013	$72,687
2014	57,258
2015	6,688
136,633
Less amounts representing interest	(11,244)
Present value of minimum lease payments	125,389
Less: current portion	(64,230)
Capital lease obligations, net of current portion	$61,159

Legal Proceedings

On April 19, 2012, the Company settled a lawsuit alleging breach of employment contract by its former Vice President (“plaintiff”) for $150,000. The settlement calls for the Company to make payments to the plaintiff over a period from May 1, 2012 to May 1, 2013. If the Company fails to make a payment within a reasonable time as stipulated in the settlement, the entire settlement amount will be $200,000. The settlement calls for the plaintiff to return 175,000 shares of common stock on June 1, 2012 if the Company has delivered payments totaling $20,000 by that date. The Company has missed several payments and the plaintiff has moved to have a judgment entered for the $200,000. The liability is included in Accounts payable and accrued expenses at June 30, 2012.

We sublet our manufacturing space and we rent certain manufacturing equipment from a former shareholder. Following a dispute over late fees, in December 2011, the former shareholder caused the power to be turned off in our manufacturing space resulting in damage to machines we use in manufacturing. In December 2011, we filed suit against the former shareholder to recover our damages caused by his turning off the power and the former shareholder counterclaimed against us for eviction and payments under a promissory note and the sublease. This matter is the subject to ongoing litigation before the court and it is doubtful the parties will be able to reach an amicable settlement.

The Company was notified on August 17, 2012 by an attorney representing Ken West, former director and officer and Laura Cattabriga, former officer that he had received a letter from an attorney claiming to represent a group of shareholders who allegedly suffered damages as a result of the conduct of his clients and that a formal claim would be made in the “very near future.” At this point, there has only been a demand for certain documentation. The Company has put the insurance carrier on notice of a potential claim and has requested additional information from the two former officers regarding this claim. At this time, management cannot determine the potential effect or outcome of such a claim against the Company.

NOTE 6.    LOANS AND NOTES PAYABLE – RELATED PARTIES

In October 2011, we entered into a $200,000 secured revolving credit agreement with Stephen J. Dresnick, MD, our Chairman of the Board, CEO and President. Under the credit agreement, we may borrow from time to time up to $200,000 to be used for working capital or general corporate purposes.  Borrowings under the credit agreement mature on September 30, 2012 and bear interest at a rate of 10% per year, payable on the maturity date.  The Company’s repayment obligations under the revolving credit agreement are secured by all of the Company’s assets.  The note issued under the credit agreement contains customary events of default, which if uncured, entitle the holders to accelerate the due date of the unpaid principal amount of and all accrued and unpaid interest on, such note.  Amounts may be repaid and re-borrowed under the revolving credit agreement without penalty.  We have borrowed the full amount available under the credit agreement.  In connection with the original issuance of the revolving credit agreement we issued to Dr. Dresnick warrants to purchase 200,000 shares of our common stock, at any time and from time to time through September 30, 2013, at $2.00 per share. Dr. Dresnick has elected to convert $150,000 of the outstanding principal of the Note into 15 million shares of Common Stock

NOTE 7.   LOANS AND NOTES PAYABLE – OTHER

In May, 2009, we became obligated to pay to note to a former shareholder on or before May 2014, in consecutive monthly installments of $3,577, including interest payments of 6% annually, an original  principal amount of $185,000.The principal balance outstanding on this obligation as of June 30, 2012 is $96,249.

NOTE 8.   CONVERTIBLE DEBENTURE FINANCING

As of June 30, 2012 there was $246,000 of principal amount of our 5% to 8% convertible debentures due December 1, 2014 (the "Convertible Debentures”) still outstanding. Under the Convertible Debentures, we are obligated to pay interest semi-annually. The Convertible Debentures are convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion not to be converted for less than $1.00 per share to $2.00 per share depending on the debenture.

In March 2010, we borrowed $100,000 from an unaffiliated third party non-institutional lender and issued to the lender (i) a 9% secured promissory note in the principal amount of $100,000; and (ii) warrants to purchase 100,000 shares of our common stock at any time and from time to time through March 31, 2013 at $0.10 per share.  The secured promissory note was scheduled to mature in December 2010.  In December 2010, the maturity date of the note was extended to June 15, 2011, and then again to December 15, 2011. In May 2011,  the note was amended to provide the holder thereof the right to convert into shares of common stock of the Company. This note was amended a third time in March 2012 to provide for the transfer of the payee under the note and to provide that the repayment obligations under the note would be personally guaranteed by our President, CEO and interim CFO  Stephen J. Dresnick, MD.  Since March 1, 2012, the payees under the Note have elected to convert   $75,000 of the outstanding balance and accrued interest into 1,750,000 shares of common stock. The Company recorded the conversion in accordance with ASC 470-20-46 “Induced Conversions.” Under ASC 470-20-46  the fair value of the securities transferred in the transaction in excess of the fair value of consideration issuable in accordance with the original conversion terms is recognized as a loss. The fair value of the shares issued was $145,000 and accordingly the Company recognized $95,000 as a Loss on Debt Conversion. As of June  30, 2012, there was $36,250 of remaining principal.

On March 21, 2012, The Company entered into a Securities Purchase Agreement (“SPA”) with Peak One Investments. whereby the Company may sell securities consisting of Secured Convertible Debentures with total principal of up to $600,000 and restricted shares of the Company’s common stock. Under the terms of the SPA, upon execution, and through the first anniversary of the date of execution, the Company may commence a mandatory sale of the debentures and common stock with written notice to the buyer no more than one time in a calendar month (the “Put” or “Funding”). The buyer has sole discretion as to whether the put will be honored. The SPA and related put obligation can be terminated by the buyer in the event of default or a material adverse event or through written notice if the termination date is not less than 90 days from the execution of the agreement. The Company is responsible for payment of legal and other closing fees totaling $22,500 over the first three fundings. All obligations under the agreement are securitized by a first priority interest in all of the assets of the Company.

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

On March 26, 2012, under the term of the SPA, we issued a 6% convertible note for principal of $50,000, net of the 10% discount and legal fees.  The Note bears interest at the rate of 6% per annum. All interest and principal must be repaid by March 26, 2015.  The Note is convertible into common stock, at the holder’s option, at a 40% discount to lowest closing bid price for the 20 days prior to the date of conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the issuance date through 6 months thereafter and (ii) 140% if prepaid 6 months after the issuance date After the expiration of 180 days following the date of the Note, we have no right of prepayment. Per the terms of the SPA we issued to the Holder 9,493 shares of unregistered Common Stock upon sale of the debenture.

The note contained a beneficial conversion feature which resulted in a discount upon issuance. The discount is amortized over the life of the notes on a straight line basis. The total discount resulting from the beneficial conversion feature, the issuance of common stock and the stated discount at origination was $50,000 upon issuance. The balance of the debenture at June 30, 2012, net of the discount was $4,167.

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

The fair Value of the embedded derivative of these notes upon issuance was $63,961. The fair value at June 30, 2012 is $59,167.

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

In February 2012 we issued an 8% convertible note for $27,500.  The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 31, 2012.  The Note is convertible into common stock, at the holder’s option, at a 41% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 150 days following the closing, and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, we have no right of prepayment.

The notes contained a beneficial conversion feature which resulted in a discount upon issuance of $12,383 for the October note, $14,241 for the December note and $26,706 for the February note. The discounts are amortized over the life of the notes on a straight line basis. As of June 30, 2012 and December 31, 2011, the total balance of the notes net of their respective discounts was $74,935 and $72,437, respectively.

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

NOTE 10.  RELATED PARTY TRANSACTIONS

As of June 30, 2012 we have accrued but have not paid salaries and benefits to the Company’s current and former officers in the amount of $233,855.

NOTE 11.  WARRANTS AND OPTIONS

Options

During the six months ending June 30, 2012, no stock options were issued. 1,257,507 options were forfeited due to the departure of certain employees and sales representatives. 75,000 options were exercised for an exercise price of $1.00 per share. The Company has 2,346,708 options outstanding. Compensation expense of approximately $252,262 was recognized during the six months ending June 30, 2012 due to the vesting of these options.

Warrants

During the six months ending June 30, 2012, no warrants were issued, expired or forfeited.   The Company has 200,000 warrants outstanding and exercisable at June 30, 2012.

NOTE 12.  EQUITY

On April 24, 2012 the Board of Directors authorized the Company to amend the articles of incorporation to increase the number of authorized common stock of the Company from 10,000,000 to 200,000,000 shares, adjust the Company’s par value of its common stock from $0.05 per share to $0.001 per share, to authorize 50,000,000 shares of preferred stock to be designated in series or class as determined by the Board at a future date. Stockholders’ deficit has been reflected retroactive to the change in par value.

In connection with the Securities Purchase Agreement discussed further in Note 8, the Company issued 9,493 shares upon closing of a funding.

In March 2012, the Company issued 75,000 shares of common stock at $1.00 in connection with an option exercise.

Between March and June 2012, the Company converted $118,000 of principal on convertible debentures to 6,050,000 shares of common stock.  In March and June 2012, the Company converted $28,000 in principal on convertible notes to approximately 787,000 in common stock.

In June 2012, the Company issued 773,993 at $.065 per share for services related to offering fees. Also in June 2012, the Company also converted a note payable due to a related party of $53,750 to 5,375,000 shares of common stock, $150,000 of a line of credit due to a related party to 15,000,000 shares of common stock and $210,000 in accrued salaries and accounts payable were converted to 21,000,000 shares of common stock

NOTE 13.  CONCENTRATION AND CREDIT RISK

During the six months ended June 30, 2012, we derived revenues from three significant customers, each of which exceeded 10% of our total revenue during these periods. For the six months ended June 30, 2012, revenues from these customers totaled $114,482.

We extend credit to our customers in the normal course of business and generally require no collateral on such credit sales.

NOTE 14.  SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

On July 2 we entered into a consulting Agreement with a shareholder who has provided extensive input into the Company’s designs. The terms of the agreement are that the Consultant will be paid $1,100 per month for a twelve month period. Payment will be in stock valued at $0.01 per share.

On July 26, we issued an 8% convertible note for $32,500. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 31, 2012.  The Note is convertible into common stock, at the holder’s option, at a 41% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 140% if prepaid 91 days following the closing through 150 days following the closing, and (iii) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, we have no right of prepayment.

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

OVERVIEW

General

We are a designer, manufacturer and marketer of value priced orthopedic, podiatric and spinal implants that was organized and incorporated under the laws of the state of Florida in 2006 and commenced operations in 2007.  We focus on commonly used, market proven products that have been the standard of care for many years.  Our mission is to redesign these implants to incorporate features desired by surgeons and sell them at “value pricing” which isless competitive products.  Our current customers include ambulatory surgery centers, hospitals, surgeons, and Group Purchasing Organizations (GPOs).

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

Our customers include ambulatory surgery centers and hospitals. In addition to selling to individual facilities and doctors, we currently are targeting to sell to national operators of ambulatory surgery centers as well as national Group Purchasing Organizations (GPOs).

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

We have incurred significant losses due to, among other things, negative cash flows and have an accumulated deficit of $5,550,065 as of June 30, 2012. Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to Three Months Ended June 30, 2011

Revenue - During the three months ended June 30 2012 as compared to the three months ended June 30, 2011, our net sales increased 124% to $136,808 from $60,994. The  increase in revenue was due to the release of additional sets of our redesigned cannulated screw systems, the limited initial release of our modular locking small fragment system, and the hiring of  new distributors. Currently we have distribution in 16 states compared to 2 states in the same period in 2011.

Cost of Goods Sold - For the three months ended June 30, 2012, cost of goods sold as a percentage of sales was 39% compared to 26% for the three months ended June 30, 2011. This slight increase was due to the fact that during the period, we sold products that we were selling on consignment and the underlying products cost us more than products that we were manufacturing ourselves or having manufactured for us by other vendors.

Gross Margin – For the three months ended June 30, 2012, gross margin 61% compared to 74% for the three months ended June 30, 2011. This decrease was due to the fact that we sold products we previously were not selling and these products had a higher cost than products we manufactured or designed and had manufactured for us.

Selling, General and Administrative Expenses - For the three months ended June 30, 2012 selling, general and administrative expense decreased 15% to $608,817 as compared to $714,390 for the three months ended  June 30, 2011.  For the three months ended June 30, 2012, professional fees and other compensation increased 30% to $381,577 as compared to $293,511 for the three months  ended June 30, 2011.  For the three months ended June 30, 2012 general and administrative expenses increased 101% to $101,542 as compared to $50,524 for the three months ended June 30, 2011.  For the three months ended June 30, 2012 selling expense increased 95% to 73,828 compared to $37,925 for the three months ended June 30, 2011.  The increase in selling expense was the result of increased commissions paid to sales representatives as a result of increased sales.

Operating Loss/Net Loss – Our operating loss for the three months ended June 30, 2012 was $525,366 compared to an operating loss of $669,215 for the three months ended June 30, 2011. Interest expense decreased to $51,130 for the three months ended June 30, 2012 as compared to $53,842 of interest expense for the three months ended June 30, 2011. Net loss for the three months ended June 30, 2012 was $0.06 per weighted average share outstanding as compared to $0.23 for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to Six Months Ended June 30, 2011

Revenue - During the six months ended June 30 2012 as compared to the six months ended June 30, 2011, our net sales increased 130% to $293,272 from 127,401. The  increase in revenue was due to the release of additional sets of our redesigned cannulated screw systems, the limited initial release of our modular locking small fragment system, and the hiring of  new distributors. Currently we have distribution in 16 states compared to 2 states in the same period in 2011.

Cost of Goods Sold - For the six months ended June 30, 2012, cost of goods sold as a percentage of sales was 30% compared to 26% for the six months ended June 30, 2011. This slight increase was due to the fact that during the period, we sold products that we were selling on consignement and the underlying products cost us more than products that we were manufacturing ourselves or having manufactured for us by other vendors.

Gross Margin – For the six months ended June 30, 2012, gross margin was 70% compared to 74% for the six months ended June 30, 2011. This decrease was due to the fact that we sold products we previously were not selling and these products had a higher cost than products we manufactured or designed and had manufactured for us.

Selling, General and Administrative Expenses - For the six months ended June 30, 2012 selling, general and administrative expense increased 16% to $1,275.283 as compared to $1,103,870 for the six months ended  June 30, 2011.  For the six months ended June 30, 2012,  professional fees and other compensation increased 94% to $801,515 as compared to $412,753 for the six months  ended June 30, 2011.  For the six months ended June 30, 2012 general and administrative expenses increased 144% to $265,720 as compared to $108,775 for the six months ended June 30, 2011.  For the six months ended June 30, 2012 selling expense increased to $97,674 compared to $62,464 for the six months ended June 30, 2011.  The increase in selling expense was the result of increased commissions paid to sales representatives as a result of increased sales.

Operating Loss/Net Loss – Our operating loss for the six months ended June 30, 2012 was $1,069,783 compared to an operating loss of $1,009,006 for the six months ended June 30, 2011. Interest expense increased to $121.565 for the six months ended June 30, 2012 as compared to $113,063 of interest expense for the six months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $0.17 per weighted average share outstanding as compared to $0.38 for the six months  ended June 30, 2011.

LITIGATION

On April 19, 2012, the Company settled a lawsuit alleging breach of employment contract by its former Vice President (“plaintiff”) for $150,000. The settlement calls for the Company to make payments to the plaintiff over a period from May 1, 2012 to May 1, 2013. If the Company fails to make a payment within a reasonable time as stipulated in the settlement, the entire settlement amount will be $200,000. The settlement calls for the plaintiff to return 175,000 shares of common stock on June 1, 2012 if the Company has delivered payments totaling $20,000 by that date. We have missed several payments and the plaintiff has moved to have a judgement entered for the $200000. We have recorded this additional liability on our books for the period ended June 30, 2012

We sublet our manufacturing space and we rent certain manufacturing equipment from a former shareholder. Following a dispute over late fees, in December 2011, the former shareholder caused the power to be turned off in our manufacturing space resulting in damage to machines we use in manufacturing. In December 2011, we filed suit against the former shareholder to recover our damages caused by his turning off the power and the former shareholder counterclaimed against us for eviction and payments under a promissory note and the sublease. This matter is the subject to ongoing litigation before the court and it is doubtful the parties will be able to reach an amicable settlement. We have decided to cease all manufacturing ourselves and to attempt to sell all of the manufacturing equipment. Currently we are selling from existing inventory plus inventory that we are having manufactured for us by outside vendors.

The Company was notified on August 17, 2012 by an attorney representing Ken West, former director and officer and Laura Cattabriga, former officer that he had received a letter from an attorney claiming to represent a group of shareholders who allegedly suffered damages as a result of the conduct of his clients and that a formal claim would be made in the “very near future.” At this point, there has only been a demand for certain documentation. The Company has put the insurance carrier on notice of a potential claim and has requested additional information from the two former officers regarding this claim. At this time, management cannot determine the potential effect or outcome of such a claim against the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had a bank overdraft of $21,393 and total liabilities of $1,936,320 as compared to cash of $1,633 and total liabilities of $1,667,911 as of December 31, 2011.

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

As of June 30, 2012  there was $246,000 of principal amount of our 5% to 8% convertible debentures due December 1, 2014 (the "Convertible Debentures”) still outstanding. Under the Convertible Debentures, we are obligated to pay interest semi-annually. The Convertible Debentures are convertible into shares of our common stock at a per share conversion price equal to 85% of the volume weighted average daily price for the Common Stock, as reported by Bloomberg L.P., for the ten (10) trading days prior to conversion not to be converted for less than $1.00 per share to $2.00 per share depending on the debenture. The Company issued a $50,000 debenture during the six months ended June 30, 2012.

In March 2010, we borrowed $100,000 from an unaffiliated third party non-institutional lender and issued to the lender (i) a 9% secured promissory note in the principal amount of $100,000; and (ii) warrants to purchase 100,000 shares of our common stock at any time and from time to time through March 31, 2013 at $0.10 per share.  The secured promissory note was scheduled to mature in December 2010.  In December 2010, the maturity date of the note was extended to June 15, 2011, and then again to December 15, 2011. In May 2011,  the note was amended to provide the holder thereof the right to convert into shares of common stock of the Company. This note was amended a third time in March 2012 to provide for the transfer of the payee under the note and to provide that the repayment obligations under the note would be personally guaranteed by our President, CEO and interim CFO  Stephen J. Dresnick, MD.  Since March 1, 2012, the payees under the Note have elected to convert  elected $75,000 of the outstanding balance and accrued interest into 1,750,000 shares of common stock. The Company recorded the conversion in accordance with ASC 470-20-46 “Induced Conversions.” Under ASC 470-20-46  the fair value of the securities transferred in the transaction in excess of the fair value of consideration issuable in accordance with the original conversion terms is recognized as a loss. The fair value of the shares issued was $145,000 and accordingly the Company recognized $95,000 as a Loss on Debt Conversion.

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

On March 26, 2012, under the term of the SPA, we issued a 6% convertible note for principal of $50,000, net of the 10% discount and legal fees.  The Note bears interest at the rate of 6% per annum. All interest and principal must be repaid by March 26, 2015.  The Note is convertible into common stock, at the holder’s option, at a 40% discount to lowest closing bid price for the 20 days prior to the date of conversion. In the event we prepay the Note in full, we are  required to pay off all principal, interest and any other amounts owing multiplied by (i) 135% if prepaid during the period commencing on the issuance date through 6 months thereafter and (ii) 140% if prepaid 6 months after the issuance date After the expiration of 180 days following the date of the Note, we have no right of prepayment. Per the terms of the SPA we issued to the Holder 9,493 shares of unregistered Common Stock upon sale of the debenture.

The note contained a beneficial conversion feature which resulted in a discount upon issuance. The discount is amortized over the life of the notes on a straight line basis. The total discount resulting from the beneficial conversion feature, the issuance of common stock and the stated discount at origination was $50,000 upon issuance. The balance of the debenture at June 30, 2012  net of the discount was $4,1670.

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

Discussion of Cash Flows

As reflected in the accompanying unaudited condensed financial statements, we have incurred substantial net losses for the six months ended June 30, 2012 of $1,341,652, and we have a working capital deficit of $1,255,174 and an accumulated deficit of $5,550,065 as of June 30, 2012.

Net cash used for operating activities for the six months ended June 30, 2012 was $185,266, which includes  a net loss of $1,341,652 offset by depreciation expense of $53,408, amortization of discount on the loans of $48,040, stock based compensation and shares issued for services of $252,262, an increase in accounts payable and accrued expenses of $711,301, and a decrease in inventory of $38,168.

Net cash used in investing activities for the six months ended June 30, 2012 was $11,905.

Net cash provided by financing activities for the six months ending June 30, 2012 was $195,538 compared to net cash provided by financing activities for the six months ended June 30, 2011 of $835,474.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception and as of June 30, 2012 we have an accumulated deficit of $5,550,065.  We have expended, and expect to continue to expend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, our research and development efforts and regulatory compliance and corporate governance. The actual amount of capital we will require to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next several months do not meet our expectations and/or our expenses are higher than expected and/or we are unable to acquire additional financing, our existing resources will not be sufficient to meet our cash flow requirements and we may be unable to continue our operations.  Whether we can continue operations will depend on whether we are able to generate sufficient revenue from operations and/or raise additional funds; neither of which can be assured.

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

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the CEO and CFO concluded that our internal control over financial reporting was not effective because we create, review and process financial data without internal independent review due to not having adequate personnel.  Due to this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements could occur and not be detected, prevented or corrected.  Notwithstanding this material weakness, we believe that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented.

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

Dated: August 20, 2012